Form 10-K
period 2024-12-31
Drugs Made In America Acquisition Corp.
filed 2025-03-31
CIK 2028614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-42467

DRUGS MADE IN AMERICA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	99-2394788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 East Broward Boulevard, Suite 700 Fort Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

(954) 870-3099
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one Right to receive one-eighth (1/8) of an Ordinary Share	DMAAU	The Nasdaq Stock Market LLC
Ordinary Shares	DMAA	The Nasdaq Stock Market LLC
Rights	DMAAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of March 28, 2025, the registrant had 33,517,143 ordinary shares outstanding (inclusive of shares included in outstanding units).

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including their industry and geographic location;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or an initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us,” “our” or the “Company” refer to Drugs Made In America Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Drugs Made In America Acquisition LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated in the Cayman Islands as an exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On June 17, 2024, we issued to the sponsor an aggregate of 22,361,111 ordinary shares (the “founder shares”) for an aggregate purchase price of $35,000, or approximately $0.0016 per share. On November 6, 2024, the sponsor surrendered and forfeited 12,503,968 ordinary shares to us for no consideration, resulting in 9,857,143 founder shares remaining. Prior to our sponsor’s initial investment of $35,000, the Company had no assets, tangible or intangible.

On January 29, 2025, we consummated our initial public offering (the “IPO” or “Initial Public Offering”) of 20,000,000 units (the “Units”). Each Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $200,000,000. We granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, we consummated the private placement with Drugs Made In America Acquisition LLC, our sponsor, of 400,000 units (the “Private Placement Units”) at a price of $10.00 per unit, for $4,000,000. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units, including the underlying securities, may not, subject to certain limited exceptions, be transferable, assignable or salable by the sponsor until the earlier of: (i) with respect to 50% of the Private Placement Units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the Private Placement Units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to such sale. The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On February 13, 2025, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on February 18, 2025. The total aggregate issuance by us of 3,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $30,000,000. On February 18, 2025, simultaneously with the sale of the Over-Allotment Option Units, we consummated the private sale of an additional 30,000 Private Placement Units, generating gross proceeds of $300,000.

In connection with the consummation of IPO and exercise of the over-allotment option, we issued to Clear Street LLC, the representative of the underwriters in the IPO, an aggregate of 230,000 ordinary shares.

We will have up to 15 months to consummate an initial business combination from the closing of the IPO (which may be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of the IPO), subject to the sponsor depositing into the trust account $0.10 per public share outstanding in connection with each such extension). If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then issued and outstanding public shares, subject to applicable law, and then seek to liquidate and subsequently dissolve.

As of February 18, 2025, a total of $ 231,150,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders (the “trust account”) established by VStock Transfer, LLC, our transfer agent and maintained by Wilmington Trust, National Association acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the Private Placement Units, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

While we may pursue an acquisition opportunity in any industry or sector and in any region, we intend to focus on industries that complement our management team’s background so we can capitalize on their ability to identify, acquire and support the operations of a successful business. Our initial business combination and value creation strategy will be to identify, acquire and, after our initial business combination, assist in the growth of a pharmaceutical business in the United States. Our focus will be on the pharmaceutical sector.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the pharmaceutical industry. We believe our management team’s knowledge, decades of experience and relationships across this industry can effect a positive transformation or augmentation of an existing business model through implementing proven business strategies within the pharmaceutical industry. Our team is well positioned to originate attractive investment opportunities and has a history of executing various business transactions in multiple geographies and under varying economic and financial market conditions.

Our team will identify potential acquisition targets by leveraging existing relationships in combination with the market research data that aligns with the company’s strategic goals and priorities. Market size, growth potential, competition, and barriers to entry are all essential factors to consider as we identify the acquisition target. Our team intends to utilize an in-depth evaluation process of potential acquisition targets based on financial performance, strategic fit, and potential synergies as well as the company’s products, and services to ensure our target is aligned. Although the pharmaceutical industry is highly regulated, and there are many legal and regulatory considerations that companies must consider, such as licensing requirements, export controls, and liability issues, we believe our sponsor’s expertise and track record in the pharmaceutical space will help mitigate these factors by proactively advising potential target companies on navigating these issues.

We believe that it is possible to mitigate risks in the U.S. medical supply chain by investing in companies that will reduce America’s overreliance on production of pharmaceuticals from concentrated geographic regions through investments in strategic on-shoring of advanced domestic manufacturing technologies for critical drugs. To achieve these goals, we will aim to complete our initial business combination with one or more target companies that can deliver a solution to (1) the lack of supply chain visibility into where and by whom critical drug products are manufactured and (2) the inability to accurately predict and proactively relieve ongoing and future drug shortages.

We believe that we have an important role in the future of the pharmaceutical business. With a successful series of target acquisitions the result will be a fully integrated competitive cost business with vast expertise. The aim will be for this business to have end-to-end capability from plant-based raw material production for a spectrum of controlled substances (the Active Pharmaceutical Ingredients (“API”)) to drug manufacturing and prescriptions filled by pharmacies or directly to the patients.

The post-business combination company would aim to grow revenues building on an addressable market for the $44 billion plant-based production segment, API market, and generic medications. As a full spectrum producer, the finished product would allow the post-business combination company to disrupt the current situation in the pharmaceutical market at a competitive cost while all operation from beginning of a product life-cycle to its end-user application are made in America. The complete solution will aim to provide supply chain resilience while mitigating identified national health and security risks.

We believe that the deliverable of the post-business combination company over a lifecycle from seed to the finished generic drug, delivered to the pharmacy or patient directly, could mitigate an identified national security risk. The business model will seek to guarantee production serviced by clean advanced technology leveraging artificial intelligence in controlled environments that are premised on advanced production technology in an energy efficient manner, while developing new continuous manufacturing processes for critical drugs and active pharmaceutical ingredients.

Shortages of critical medications continue to rise — including drugs used in hospital emergency rooms and to treat cancer, prescription medications, and even common over-the-counter treatments like children’s cold and flu medicine. Drug shortages are not a new problem. They are caused by a number of factors, including economic drivers, insufficient supply chain visibility, and a continued U.S. overreliance on both foreign and geographically concentrated sources for medications and their raw materials. These shortages have cascading effects on patient care, causing delays in treatment, increasing the risk of medication errors, and requiring the use of less effective alternative treatments. Hospitals have also experienced increased costs, medication waste, and limited staffing capacity to address and remedy shortages.

We believe that the post-business combination company will be able to become a new competitive cost producer of drugs made in America. Onboarding the production back to the USA creates jobs, mitigates national security risks and will ensure the American people will have clean, pure, cost-efficient medications through a resilient supply chain made in America.

Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination with one or more target companies. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target or targets that do not meet these criteria and guidelines. We intend to acquire one or more target businesses with the following characteristics:

●	Proven industry leader: We will seek to acquire a business that is an industry leader that has demonstrated consistent top-line growth and/or is benefiting from secular tailwinds.

●	Defensible and established business models: We will seek to acquire a target with sustainable competitive advantages. Though many companies in our industries of interest likely experienced substantial challenges related to health pandemics, we seek companies with fundamentally sound business models that will recover well.

●	Multiple avenues for long-term growth: We intend to acquire a company that exhibits long-term growth prospects, with the potential to grow both organically and inorganically through acquisitions, and demonstrates the ability to drive growth through the enablement or scaling of technology.

●	Sustainable financial profile: We intend to target companies that generate stable free cash-flow and are not reliant on financial leverage to generate returns.

●	Compelling value proposition: We intend to acquire a fundamentally sound business that is underperforming its potential but presents a compelling value proposition relative to its peers that may result in an attractive risk-adjusted return for our shareholders.

●	Potential for add-on acquisitions: We will actively consider target companies that would serve as a strong platform for post-closing add-on acquisitions. Given our extensive industry networks and collective experience, we believe we will have unique access to a large number of private assets operating in the pharmaceutical sector. Such add-on acquisitions can expedite growth for the target and help to amplify returns for our shareholders.

●	Benefit from our unique capabilities: We seek to acquire a business that will benefit from and capitalize on our team’s unique operating expertise, extensive industry network and financing experience.

●	Qualified management team: We seek to acquire a business that allows our team to partner with proven and established management teams or business owners to achieve long-term strategic and operational excellence.

●	Benefit from being a public company: We intend to acquire a company at the point in its lifecycle at which going public, with the support of our highly experienced management team and access to our robust industry networks, is a natural next step and that will benefit from access to a public currency to accelerate growth.

●	Products and Services provided: Based on our team’s unique experience and skillset, we intend to source and evaluate companies focused on the pharmaceutical sector.

This non-exclusive list of criteria is not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on some or all of these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Acquisition Process

We intend to leverage our resources and network for efficient outreach. Our effort will be focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical not just in generating transaction opportunities, but also in consummating a business combination.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with any of our initial shareholders or members of our management team. In the event we seek to complete our initial business combination with a business that is affiliated with any of our initial shareholders or members of our management team, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Our initial shareholders and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our initial shareholders, officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such initial shareholders, officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our initial shareholders and members of our management team may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue as an initial business combination, but we have not (nor has anyone on our behalf) engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination transaction with us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director may be required to present a business combination opportunity to such entities. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may be required to honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us, subject to their fiduciary duties under Cayman Islands law.

Our initial shareholders and members of our management team may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our initial shareholders and members of our management team could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Initial Business Combination

We will have up to 15 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of the IPO), subject to our sponsor depositing into the trust account $0.10 per public share outstanding in connection with each such extension. Our shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial business combination in such a manner, our sponsor, upon no less than five days’ advance notice prior to the deadline, must deposit $0.10 per public share outstanding in connection with each such extension into the trust account on or prior to the date of the deadline. Our sponsor is not obligated to extend the time for us to complete our initial business combination. In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. This structure is unlike the structure of similar blank check companies, which generally are only permitted to extend the time period to complete an initial business combination in connection with an amendment to their amended and restated memorandum and articles of association.

In addition to our sponsor’s ability to extend our deadline to consummate an initial business combination by up to three months as described above, we may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the prescribed time periods or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). Our sponsor, executive officers, and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of funds withdrawn to pay our taxes, if any), divided by the number of then issued and outstanding public shares, subject to certain limitations. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination.

If we do not complete our initial business combination within the completion window, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of funds withdrawn to pay our taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

Nasdaq listing rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of funds withdrawn to pay our taxes, if any), divided by the number of then issued and outstanding public shares, subject to certain limitations. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination. At the completion of our initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. Our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of our initial business combination.

If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will initially have until the end of the completion window to complete our initial business combination. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn to pay our taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the prescribed time period. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination.

Our sponsor has entered into written agreements with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to any founder shares it holds if we fail to complete our initial business combination within the completion window. However, if our sponsor acquires public shares, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, directors, and officers have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn to pay our taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares.

If we were to expend all of the net proceeds of the IPO and the sale of the Private Placement Units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. Under Cayman laws, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our shareholders.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, if any, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.05 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, if any, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the shareholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated memorandum and articles of association prior to consummating an initial business combination. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our ordinary shares, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Financial Position

With funds available for a business combination, initially in the amount of $224,250,000 assuming no redemptions and after payment of up to $6,900,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Facilities

We currently maintain our executive offices at 1 East Broward Boulevard, Suite 700, Fort Lauderdale, FL 33301. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES.

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 1 East Broward Boulevard, Suite 700, Fort Lauderdale, FL 33301. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. There is currently no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, ordinary shares and rights are listed on Nasdaq under the symbols “DMAAU,” “DMAA” and “DMAAR,” respectively.

Holders

As of March 28, 2025, there were 33,517,143 ordinary shares (inclusive of ordinary shares included in our units) issued and outstanding, held by a total of 41 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

None.

Use of Proceeds

On January 29, 2025, we consummated our IPO of 20,000,000 Units. Each Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $200,000,000. We granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any. Simultaneously with the closing of the IPO, we consummated the private placement with Drugs Made In America Acquisition LLC, our sponsor, of 400,000 Private Placement Units at a price of $10.00 per unit, for $4,000,000.

On February 13, 2025, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the Over-Allotment Option Units occurred on February 18, 2025. The total aggregate issuance by us of 3,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $30,000,000. On February 18, 2025, simultaneously with the sale of the Over-Allotment Option Units, we consummated the private sale of an additional 30,000 Private Placement Units, generating gross proceeds of $300,000.

As of February 18, 2025, a total of $ 231,150,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

For a description of the use of the proceeds generated in our IPO and the private placement of the Private Placement Units, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K. There has been no material change in the planned use of proceeds from the IPO and the private placement of the Private Placement Units as described in the Registration Statement. The specific investments in our trust account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as an exempted company in the Cayman Islands on May 23, 2024 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from May 23, 2024 (inception) through December 31, 2024, we had a net loss of $279,845, which consisted of general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $1,351. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

On January 29, 2025, we consummated the Initial Public Offering of 20,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Placement Units to the sponsor at a price of $10.00 per unit for $4,000,000, of which $1,100,000 has not yet been received and is noted as a subscription receivable, which may be converted from the amounts advanced to the Company under the Subscription Promissory Note as described below. On February 18, 2025, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000. Simultaneously with the sale of the over-allotment Units, the sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per unit, generating additional gross proceeds of $300,000.

Following the Initial Public Offering, the sale of the Private Placement Units and the over-allotment option close, a total of $231,150,000 was placed in the trust account.

On January 29, 2025, we issued a new unsecured subscription promissory note to the sponsor (the “Subscription Promissory Note”) in connection with the amended and restated units purchase agreement pursuant to which we may borrow up to an aggregate principal amount of $1,100,000 working capital loans. The sponsor further agrees that such loans shall be converted into Private Placement Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the sponsor acknowledges and agrees that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit.

We incurred $8,898,201 of transaction costs, consisting of $1,150,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $848,201 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds from the Subscription Promissory Note primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than to pay the sponsor $10,000 per month for office space, and administrative and support services pursuant to an administrative services agreement. Upon completion of the initial business combination or our liquidation, the administrative services agreement will terminate, and we will cease paying these monthly fees.

The underwriters were entitled to a cash underwriting discount of $0.05 per Unit, or 0.5% of the gross proceeds of the Initial Public Offering, or $1,150,000 in the aggregate, paid at the closing of the Initial Public Offering and the over-allotment close. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or 3.0% of the gross proceeds of the Initial Public Offering, or $6,900,000 in the aggregate, of which 25.0% will be adjusted net of redemptions (i.e., for purposes of calculating the deferred underwriting commission net of redemptions, 25.0% of the deferred underwriting commissions will determined by the dollar amount that is product of (i) 3.0% multiplied by the product of the number of unredeemed public shares, multiplied by $10.00 and (ii) 25.0%). The deferred fee becomes payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. In addition, we agreed to issue the underwriters 200,000 ordinary shares (or up to 230,000 ordinary shares if the over-allotment option is exercised in full), denoted as representative shares.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted at the effective  date; it did not have a material impact.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to make disclosures under this Item. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Lynn Stockwell	69	Chief Executive Officer and Executive Chair of the Board
Glenn Worman	66	Chief Financial Officer
Catherine Do	45	Director
G. Sridhar Prasad	62	Director
Myron W. Shulgan	79	Director

Lynn Stockwell has been our Chief Executive Officer since September 2024 and Executive Chair of the Board since June 2024 and is the managing member of the sponsor. Ms. Stockwell is the founder of Bright Green Corporation (Nasdaq: BGXX), where she has been a board member since its inception in 2019 and Chair of the Board since February 2024. From 2015 to 2020, Ms. Stockwell was Managing Member of Bright Green Innovations, LLC, a pioneering plant-based pharmaceutical research company recognized for its compliance with federal legal standards. In this role, Ms. Stockwell expertly managed business, industry, and medical research relationships. In addition to her leadership roles, Ms. Stockwell has also served as a director at a hospital, where she spearheaded fundraising initiatives advocating for the use of natural additives as a safer alternative to opioids. Her dedica tion extends to her sponsorship of biomedical research and clinical trials, particularly in the area of plant-based bio-identical hormone replacement. Ms. Stockwell’s commitment to healthcare innovation is further demonstrated by her membership in the Association for Healthcare Philanthropy (AHP). Ms. Stockwell is also actively involved in advancing the professional development of women in the life sciences through her membership in the BioIndustry Association (BIA), where she focuses on scholarship opportunities. Additionally, she is a member of the National Breast Cancer Coalition, reflecting her commitment to impactful healthcare advocacy.

Glenn Worman has been our Chief Financial Officer since July 2024. Mr. Worman has been a Partner in the New York office of SeatonHill Partners, LP since November 2022. He has served as CFO of Orion Innovations Inc. since February 2025. Mr. Worman served as Chief Financial Officer of Insight Acquisition Corp., a special purpose acquisition company, from April 2024 until the completion of its business combination with Alpha Modus, Corp. in December 2024. Between 2015 and 2022, Mr. Worman served as the CFO and President of National Holdings Corporation. From 2011 to 2015, he served as the Chief Financial Officer for the Americas for ICAP, plc. Prior to ICAP, plc, Mr. Worman held senior positions at, among other companies, Deutsche Bank, Morgan Stanley, and Merrill Lynch. Mr. Worman is an accomplished and diverse financial services executive with a history of providing strong, effective leadership and developing and executing strategy across a spectrum of businesses. With nearly four decades of experience, he is adept at organizational analysis and implementing change, ensuring proper controls and sources of liquidity are in place, and advising executive management on business direction. Mr. Worman’s prior experience in senior finance and chief operating officer positions in corporate finance, fixed income and equity capital markets, wealth management, investment management, strategic analysis, interdealer brokerage, and compliance underscore his ability to handle industry segment and public company chief financial officer requirements. Mr. Worman earned a BS degree from Ramapo College of New Jersey and an MBA from Fairleigh Dickinson University.

Catherine Do has served as a member of our board of directors since January 2025. Dr. Do was trained as a medical doctor specializing in Public Health and Epidemiology in France, with a keen interest in molecular epidemiology. Due to the absence of a joint PhD-MD program in France, she paused her residency to earn a master’s in Biostatistics and Clinical Research and a PhD in Molecular Pharmacology. After spending a year at the French Drug Agency (ANSM) as a pharmaco-epidemiologist, Dr. Do pursued her interest in molecular research, undertaking a post-doctoral fellowship in genetics and epigenetics at Columbia University. From 2017 to 2022, she served as an assistant scientist at the Center for Discovery and Innovation at Hackensack University Medical Center. In 2022, to further her expertise in chromatin architecture, she joined NYU Langone Health as an Assistant Professor in Pathology focusing on chromatin architecture, underscoring her central role in the field of drug discovery. Dr. Do earned a master’s in Biostatistics and Clinical Research and a PhD in Molecular Pharmacology at Paul Sabatier University in Toulouse, France.

G. Sridhar Prasad has served as a member of our board of directors since January 2025. Dr. Prasad joined Syrrx, Inc., a drug discovery company, in 2001, leading crystallography efforts that led to the discovery of Nesina®, a drug to treat type 2 diabetes. At Merck & Co. Inc., he was a lead crystallographer on key drug discovery programs, including those for schizophrenia, oncology and HIV-1 AIDS. Dr. Prasad co-founded Plex Pharmaceuticals in 2009, which was acquired by Collidion, Inc. in 2017, and served as its Chief Scientific Officer from 2009 to 2022. Dr. Prasad is the founder and Principal Consultant of Nnavata LLC. Prior to founding Nnavata, he was the Director and Head of Protein Science at Ventus Therapeutics, Waltham, MA, a clinical-stage biopharmaceutical company deploying leading-edge structural biology and unique computational chemistry tools to develop a robust pipeline of novel medicines in immunology, inflammation, and neurology. Dr. Prasad has raised nearly $10 million in non-dilutive funding from NIH and Michael J Fox Foundation for Parkinson’s Research. Dr. Prasad is a co-inventor on thirteen U.S./International issued patents and published 45 peer-reviewed research articles and textbook chapters. He also serves on the editorial boards of Organic & Medicinal Chemistry International Journal and Chemical Sciences Journal, Omics Publications. Dr. Prasad received his Ph.D. in Biophysics from the Indian Institute of Science, Bangalore, and completed postdoctoral training at the University of Minnesota and the Scripps Research Institute, La Jolla, California.

Myron W. Shulgan KC has served as a member of our board of directors since January 2025. Mr. Shulgan is a lawyer who has over 40 years of trial experience. He was a partner at Strosberg Sasso Sutts LLP from 2015 to 2024. Early in his career he worked as a federally appointed drug prosecutor for three years where he prosecuted individuals charged with drug related offences. During this period he developed his trial skills. Since then he has developed a trial practice during which he has represented corporations and individuals involved in complex commercial litigation, construction claims, banking disputes and other business related matters in trials and appeals in all levels of Courts in Canada including the Supreme Court of Canada. Mr. Shulgan has acted for and counselled clients in the manner in which they could navigate the maze of laws in highly regulated businesses to assist them in achieving their goals to ensure that they comply with their government mandated obligations. Mr. Shulgan received a bachelor of arts degree in political science and a bachelor of law degree from the University of Windsor.

On January 27, 2025, Bright Green Corp. (“BGXX”) entered into a Restructuring Support Agreement (the “RSA”) with Lynn Stockwell, BGXX’s CEO, Chair of the Board and majority shareholder and the Company’s Chief Executive Officer and Executive Chair of the Board, reflecting an agreement to implement a prepackaged restructuring of BGXX through the commencement of voluntary Chapter 11 cases under the United States Bankruptcy Code and the submission of a prepackaged Chapter 11 plan. As contemplated by the RSA, on February 22, 2025, BGXX filed a voluntary petition in the United States Bankruptcy Court for the District of New Mexico for relief under Chapter 11 of the Bankruptcy Code, thereby commencing the Chapter 11 case.

Number and Terms of Office and Appointment of Officers and Directors

Our board of directors consists of four members.

Approval of our entry into an initial business combination agreement will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the shareholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Catherine Do, G. Sridhar Prasad and Myron W. Shulgan is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Catherine Do, G. Sridhar Prasad and Myron W. Shulgan. Mr. Shulgan serves as chair of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Shulgan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are G. Sridhar Prasad and Myron W. Shulgan. Mr. Shulgan serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our independent directors will recommend to the board of directors candidates for nomination for election at the annual general meeting of the shareholders. The board of directors will also consider director candidates recommended for nomination by holders of our ordinary shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Conduct

We have adopted a Code of Conduct applicable to our directors, officers and employees, which is available by accessing our public filings at the SEC’s website at www.sec.gov and on our website. In addition, a copy of our Code of Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K.

Insider Trading Policy

We e have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. We pay Drugs Made In America Acquisition LLC a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease making these payments. Our sponsor, its service providers, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred or such agreed-upon compensation as contracted in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors that beneficially owns ordinary shares; and

●	all our officers and directors as a group.

The following table is based on 33,517,143 ordinary shares outstanding (inclusive of shares included in outstanding units) outstanding as of the date of this annual report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of any rights, as these rights are not convertible into ordinary shares within 60 days of the date of this annual report on Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Drugs Made In America Acquisition LLC(2)	4,188,780	12.5%
Lynn Stockwell(2)	4,188,780	12.5%
Glenn Worman	100,000	*
Catherine Do	100,000	*
G. Sridhar Prasad	100,000	*
Myron W. Shulgan	100,000	*
All directors and executive officers as a group (5 individuals)	4,588,780	13.7%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Drugs Made In America Acquisition Corp., 1 East Broward Boulevard, Suite 700, Fort Lauderdale, FL 33301.

(2)	Drugs Made In America Acquisition LLC, our sponsor, is the record holder of the shares reported herein. Lynn Stockwell is the managing member of the sponsor and has voting and dispositive power over the securities held of record by the sponsor. Ms. Stockwell disclaims any beneficial ownership of the securities held by the sponsor, except to the extent of her pecuniary interest therein.

Restrictions on Transfers of Founder Shares and Private Placement Units

The founder shares and the Private Placement Units, including the underlying private shares and private rights, are subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our initial shareholders. Those lock-up provisions provide that such securities are not transferable or salable until the earlier of: (i) with respect to 50% of the founder shares and Private Placement Units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the founder shares and Private Placement Units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) transfers by private sales or transfers made in connection with consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; (h) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; or (i) to a nominee or custodian of a person or entity to whom a disposition or transfer would be permissible under clauses (a) through (h) above; provided, however, that in the case of clauses (a) through (e) and (i) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. In addition, we could agree to permit the holders of our founder shares to transfer shares or agree to cancel such securities. Although no such transfers or cancellations are contemplated, we could agree to permit such transfer or cancellation to facilitate the closing of a business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. However, if after a business combination there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares then the founder shares and the Private Placement Units (or any ordinary shares underlying thereunder) shall be permitted to participate.

Registration Rights

The holders of the founder shares, Private Placement Units (and underlying securities) and any units (and underlying securities) that may be issued on conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 17, 2024, we issued to our sponsor an aggregate of 22,361,111 ordinary shares for an aggregate purchase price of $35,000, or approximately $0.0016 per share. On November 6, 2024, the sponsor surrendered and forfeited 12,503,968 ordinary shares to us for no consideration, following which the sponsor holds 9,857,143 founder shares.

Our sponsor purchased an aggregate of 430,000 Private Placement Units, each Private Placement Unit consisting of one ordinary share and one right to receive one-eighth (1/8) of an ordinary share upon the consummation of an initial business combination, at a price of $10.00 per unit (or $4,300,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. The Private Placement Units are identical to the Units sold in the IPO, subject to certain limited exceptions.

The founder shares and the Private Placement Units, including the underlying private shares and private rights, are subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our initial shareholders. Those lock-up provisions provide that such securities are not transferable or salable until the earlier of: (i) with respect to 50% of the founder shares and Private Placement Units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the founder shares and Private Placement Units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

We have entered into an administrative services agreement pursuant to which we have agreed to pay our sponsor $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to their fiduciary duties under Cayman Islands law. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On June 13, 2024, the sponsor issued an unsecured promissory note to us, pursuant to which we may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the sponsor amended the promissory note to increase the amount we may borrow to $750,000. On December 5, 2024, the sponsor further amended the promissory note to increase the amount the Company may borrow to $1,850,000. As of December 31, 2024, we have borrowed $695,324 under such promissory note. The promissory note is non-interest bearing and will be due and payable upon the closing of our initial business combination or upon our dissolution, whichever occurs first. On January 29, 2025, we repaid the sponsor $900,000.

We expect to fund our working capital requirements prior to the time of our initial business combination with loans from our sponsor under the unsecured promissory note described above. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to our sponsor. As of December 31, 2024, no working capital loans were outstanding.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, Private Placement Units (and underlying securities) and units (and underlying securities) issued upon conversion of working capital loans (if any), which is described under Item 12.

On January 29, 2025, we issued a new unsecured subscription promissory note to the sponsor (the “Subscription Promissory Note”) in connection with the amended and restated units purchase agreement, pursuant to which we may borrow up to an aggregate principal amount of $1,100,000 working capital loans. The sponsor further agrees that such loans shall be converted into Private Placement Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the sponsor acknowledges and agrees that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit.

Related Party Policy

We have adopted a Code of Conduct requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Conduct, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, prior to consummating an initial business combination with an entity that is affiliated with any of our directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Catherine Do, G. Sridhar Prasad and Myron W. Shulgan is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP (“MaloneBailey”), acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. During the period from May 23, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $151,880 for the services MaloneBailey performed in connection with our Initial Public Offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from May 23, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from May 23, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from May 23, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit	Description
1.1	Underwriting Agreement, dated January 27, 2025, by and between the Company and Clear Street LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
4.4	Rights Agreement, dated January 7, 2025, by and between the Company and VStock Transfer, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
4.5*	Description of the Company’s securities.
10.1	Amended and Restated Promissory Note, dated as of December 5, 2024, issued to Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
10.2	Letter Agreement, dated January 7, 2025, by and among the Company, Drugs Made In America Acquisition LLC, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).

10.3	Investment Management Trust Agreement, dated January 7, 2025, by and among the Company, Wilmington Trust National Association and VStock Transfer, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.4	Registration Rights Agreement, dated January 7, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.5	Amended and Restated Private Units Subscription Agreement, dated January 27, 2025, by and between the Company and Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.6	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.7	Administrative Services Agreement, dated as of January 7, 2025, by and between the Company and Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.8	Note Conversion Agreement, dated as of January 29, 2025, by and between the Company and Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.9	Promissory Note, dated as of January 29, 2025, issued to Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
14	Form of Code of Conduct (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
19*	Insider Trading Policy.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2025	DRUGS MADE IN AMERICA ACQUISITION CORP.

	By:	/s/ Lynn Stockwell
	Name:	Lynn Stockwell
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Lynn Stockwell	Chief Executive Officer and Executive Chair	March 31, 2025
Lynn Stockwell	(Principal Executive Officer)

/s/ Glenn Worman	Chief Financial Officer	March 31, 2025
Glenn Worman	(Principal Financial and Accounting Officer)

/s/ Catherine Do	Director	March 31, 2025
Catherine Do

/s/ G. Sridhar Prasad	Director	March 31, 2025
G. Sridhar Prasad

/s/ Myron W. Shulgan	Director	March 31, 2025
Myron W. Shulgan

DRUGS MADE IN AMERICA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Drugs Made In America Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Drugs Made In America Acquisition Corp (the “Company”) as of December 31, 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from May 23, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows the period from May 23, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects to continue to incur significant costs in pursuit of its financing and acquisition plans, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2024.

Houston, Texas

March 31, 2025

DRUGS MADE IN AMERICA ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2024

ASSETS
Current assets
Cash	$1,351
Prepaid expenses and other current assets	3,640
Total Current Assets	4,991
Deferred offering costs	545,833
Total Assets	$550,824

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$77,280
Accrued offering costs	56,065
Promissory note - related party	662,324
Total Liabilities	795,669

Commitments and contingencies

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 9,857,143 shares issued and outstanding(1)(2)	986
Additional paid-in capital	34,014
Accumulated deficit	(279,845)
Total Shareholders’ Deficit	(244,845)
Total Liabilities and Shareholders’ Deficit	$550,824

(1)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5). In February 2025 the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 9).
(2)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor holds 9,857,143 ordinary shares (the “Founder Shares”). All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 23, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative costs	$279,845
Net Loss	$(279,845)

Weighted average shares outstanding, basic and diluted (1)(2)	8,571,429

Basic and diluted net loss per ordinary shares	$(0.03)

(1)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5). In February 2025 the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 9).
(2)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor holds 9,857,143 ordinary shares (the “Founder Shares”). All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 23, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — May 23, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor(1)(2)	9,857,143	986	34,014	—	35,000

Net loss	—	—	—	(279,845)	(279,845)

Balance — December 31, 2024	9,857,143	$986	$34,014	$(279,845)	$(244,845)

(1)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5). In February 2025 the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 9).
(2)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor holds 9,857,143 ordinary shares (the “Founder Shares”). All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 23, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net loss	$(279,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid through promissory note	30,300
Changes in operating assets and liabilities:
Accrued expenses	77,280
Net cash used in operating activities	(172,265)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder shares	35,000
Proceeds from promissory note - related party	1,802,648
Repayment of promissory note - related party	(1,300,433)
Payment of offering costs	(363,599)
Net cash provided by financing activities	173,616

Net Change in Cash	1,351
Cash – Beginning	—
Cash – Ending	$1,351

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$56,065
Deferred offering costs paid via promissory note – related party	$126,169
Prepaid services contributed by Sponsor through promissory note- related party	$3,640

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Drugs Made In America Acquisition Corp. (the “Company”) is a blank check company newly incorporated in the Cayman Islands on May 23, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination.

Although the Company may acquire a business in any industry, it intends to focus on companies in the pharmaceutical industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from May 23, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2025 and the post-effective amendment to the registration statement was declared effective on January 27, 2025. On January 29, 2025, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating proceeds of $200,000,000, which is described in Note 3. On February 18, 2025, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Drugs Made In America Acquisition LLC (the “Sponsor”), for $4,000,000, of which $1,100,000 has not yet been received and is noted as a subscription receivable, including such amounts, $1,100,000, which may be converted from the amounts advanced to the Company under the Subscription Promissory Note as described in Note 9. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000.

Transaction costs amounted to $8,898,201 consisting of $1,150,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $848,201 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering on January 29, 2025 and the over-allotment close on February 18, 2025 an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts), as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Public Shares if the Company does not complete its initial business combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Shareholders and the Company’s officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares, private shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares, private shares and public shares held by them in connection with a shareholders’ vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and private shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement, to vote any shares held by them in favor of the initial Business Combination.

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Company will have until 15 months from the closing of the Initial Public Offering to complete a Business Combination. However, if the Company is unable to complete the initial Business Combination within 15 months from the closing the Initial Public Offering, the time period to complete an initial Business Combination can be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial Business Combination) (the “Combination Period”), subject to the Sponsor depositing into the Trust Account $0.10 per public share outstanding in connection with each such extension. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of December 31, 2024, the Company had $1,351 in cash and a working capital deficit of $790,678. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,351 in cash and no cash equivalents as of December 31, 2024.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the ordinary shares. Deferred offering costs allocated to the ordinary shares were charged to temporary equity and deferred offering costs allocated to the public and private placement rights were charged to shareholders’ deficit as public and private placement rights after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,285,714 ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). At December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 the effective  date. There was no material impact to the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering consummated on January 29, 2025, the Company sold 20,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share and one right (“Public Right”), with each Public Right entitling the holder to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. In connection with the Initial Public Offering, the underwriters were granted a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any. On February 18, 2025, the underwriters exercised their option to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, for $4,000,000, of which $1,100,000 has not yet been received and which may be converted from the amounts advanced to the Company under the Subscription Promissory Note as described in Note 5. Each Private Placement Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the sale of the over-allotment option on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 — RELATED PARTIES

Founder Shares

On June 17, 2024, the Company issued to the Sponsor an aggregate of 22,361,111 ordinary shares, par value $0.0001 per share, in exchange for $35,000 or approximately $0.0016 per share. On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor holds 9,857,143 ordinary shares (the “Founder Shares”). All share and per share data has been retrospectively presented. The Founder Shares include an aggregate of up to 1,285,714 shares subject to surrender and forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and the representative shares and assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On January 29, 2025 the Company completed its Initial Public Offering and the over-allotment option remained unexercised. Subsequently, on February 18, 2025, the underwriters exercised their option to purchase their over-allotment option an additional 3,000,000 Units. As such, 1,285,714 shares are no longer subject to forfeiture.

The Sponsor has entered into a letter agreement with the Company pursuant to which, with certain limited exceptions, the Founder Shares and the Private Placement Units, including the underlying securities, are not transferable, assignable or salable (except to directors and officers and other persons or entities affiliated with the Company’s initial shareholders, each of whom will be subject to the same transfer restrictions) until the earlier of: (i) with respect to 50% of the Founder Shares and the Private Placement Units, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and (ii) with respect to the remaining 50% of the Founder Shares and the Private Placement Units, six months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Support Agreement

The Company has entered into an Administrative Services Agreement, effective on January 7, 2025, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. Upon completion of the initial business combination or the Company’s liquidation, the administrative services agreement will terminate, and the Company will cease paying these monthly fees. As of December 31, 2024 no expense was incurred.

Promissory Note — Related Party

On June 13, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the Sponsor amended the Promissory Note to increase the amount the Company may borrow to $750,000. On December 5, 2024, the Sponsor further amended the Promissory Note to increase the amount the Company may borrow to $1,850,000. The Promissory Note is non-interest bearing and shall be due and payable upon the closing of the Company’s initial business combination or upon the Company’s dissolution, whichever occurs first. During the period from May 23, 2024 (inception) through December 31, 2024, the Company received funds totaling approximately $1,700,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Founder Shares upon successful completion of the Proposed Public Offering. The monies were received on behalf of the Sponsor and deposited into the Company’s bank account instead of the Sponsor’s bank account. During the period from May 23, 2024 (inception) through December 31, 2024, the Company repaid approximately $1,200,000 of the balance due to the Sponsor related to investments it had received on behalf of the Sponsor, resulting in a balance of approximately $500,000 due to the Sponsor, which is accounted for as part of the promissory note amount on the balance sheet. As of December 31, 2024 there was $662,324 outstanding under the Promissory Note.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the CEO of the Company. The role of such advisor is to assist in the day to day transactions of the Company.

CFO Agreement

The Company’s CFO has consulting agreement through Seaton Hill and the Company incurred $11,600 of expense of which $1,300 is included in the accrued expenses as of December 31, 2024.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2024, no working capital loans were outstanding.

Amended and Restated Private Units Purchase Agreement and Subscription Promissory Note

Simultaneously with the closing of the Initial Public Offering , the Company has entered into an amended and restated private units purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase an aggregate of 400,000 Private Placement Units (or 430,000 Private Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Private Placement Unit ($4,000,000, or an aggregate of $4,300,000 if the underwriters’ over-allotment is exercised in full) from the Company in the Private Placement. Under the agreement, the Sponsor agreed to provide the Company up to $1,100,000 in working capital loans under the Subscription Promissory Note, which loans shall be converted into Private Placement Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor agreed that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Units (and underlying securities) and any Private Placement Units (and underlying securities) that may be issued on conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus, January 27, 2025, to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 18, 2025, the underwriters exercised their option in full, to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000.

The underwriters were entitled to a cash underwriting discount of $0.05 per Unit, or 0.5% of the gross proceeds of the Initial Public Offering, or $1,000,000 in the aggregate (or up to $1,150,000 if the over-allotment option is exercised in full), paid at the closing of the Initial Public Offering and the $150,000 was paid on the closing of the over-allotment option. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or 3.0% of the gross proceeds of the Initial Public Offering, or $6,900,000 in the aggregate, of which 25.0% will be adjusted net of redemptions (i.e., for purposes of calculating the deferred underwriting commission net of redemptions, 25.0% of the deferred underwriting commissions will determined by the dollar amount that is product of (i) 3.0% multiplied by the product of the number of unredeemed public shares, multiplied by $10.00 and (ii) 25.0%). The deferred fee becomes payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company agreed to issue the underwriters 230,000 ordinary shares, denoted as representative shares.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2024, there are 9,857,143 ordinary shares issued and outstanding, of which an aggregate of up to 1,285,714 ordinary shares are subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and the representative shares and assuming Sponsor does not purchase any Public Shares in the Initial Public Offering). On February 18, 2025 the underwriters exercised their option to close on the full over-allotment option of 3,000,000 Units. As such 1,285,714 ordinary shares are no longer subject to forfeiture.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-eighth (1/8) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Representative Shares — The Company issued to Clear Street LLC, the representative of the underwriters in the Initial Public Offering, 230,000 ordinary shares (the “representative shares”) at the time of the consummation of Initial Public Offering and exercise of the over-allotment option. The holders of the representative shares have agreed (i) that they will not transfer, assign or sell any such shares without our prior consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing if the Company extends the period of time to consummate a Business Combination).

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include general and administrative expenses.

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet and through the date that the financial statement was issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On January 29, 2025, the Company repaid the Sponsor $900,000 simultaneously with the closing of the Initial Public Offering.

On January 29, 2025, the Company has entered into an amended and restated private units purchase agreement with the Sponsor, pursuant which the Sponsor agreed to purchase an aggregate of 400,000 Private Placement Units (or 430,000 Private Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Private Placement Unit ($4,000,000, or an aggregate of $4,300,000 if the underwriters’ over-allotment is exercised in full) from the Company in the Private Placement. Under the agreement, the Company issued a new unsecured subscription promissory note to the Sponsor (the “Subscription Promissory Note”) to which the Company may borrow up to $1,100,000 in working capital loans under the Subscription Promissory Note, which loans shall be converted into Private Placement Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor agreed that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit (see Note 4 and Note 5).

On January 29, 2025, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating proceeds of $200,000,000, which is described in Note 1 and Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, for $4,000,000, of which $1,100,000 has not yet been received and which may be converted from the amounts advanced to the Company under the Subscription Promissory Note as described above.

On January 29, 2025 and February 18, 2025, the Company issued to Clear Street LLC, the representative of the underwriters in the Initial Public Offering, an aggregate of 230,000 ordinary shares (the “representative shares”), which is describe in Note 7.

On February 18, 2025, the underwriters exercised their option to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000.

Simultaneously with the sale of the over-allotment option, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000. As a result of the underwriters’ election to exercise their overallotment option, 1,285,714 Founder Shares are no longer subject to forfeiture.

Following the closing of the Initial Public Offering on January 29, 2025 and the over-allotment close on February 18, 2025, an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in the Trust Account.