Form 10-Q
period 2025-03-31
Drugs Made In America Acquisition Corp.
filed 2025-05-20
CIK 2028614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-42467

DRUGS MADE IN AMERICA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	99-2394788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 East Broward Boulevard, Suite 700 Fort Lauderdale, FL 33301
(Address of principal executive offices, including zip code)

(954) 870-3099
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	DMAAU	The Nasdaq Stock Market LLC
Ordinary Shares	DMAA	The Nasdaq Stock Market LLC
Rights	DMAAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 20, 2025, there were 33,517,143 ordinary shares outstanding (inclusive of shares included in outstanding units).

DRUGS MADE IN AMERICA ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$923	$1,351
Prepaid expenses and other current assets	70,096	3,640
Total Current Assets	71,019	4,991

Deferred offering costs	—	545,833
Cash and investments held in Trust Account	232,735,468	—
TOTAL ASSETS	$232,806,487	$550,824

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$132,483	$77,280
Accrued offering costs	153,988	56,065
Promissory note – related party	60,898	662,324
Total Current Liabilities	347,369	795,669

Deferred underwriting fee payable	6,900,000	—
Total Liabilities	7,247,369	795,669

Commitments

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.12 and $0 per share as of March 31, 2025 and December 31, 2024, respectively	232,735,468	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 10,517,143 and 9,857,143 shares issued and outstanding, excluding 20,000,000 and 0 shares subject to redemption as of March 31, 2025 and December 31, 2024, respectively	1,052	986
Share subscription receivable	(852,379)	—
Additional paid-in capital	—	34,014
Accumulated deficit	(6,325,023)	(279,845)
Total Shareholders’ Deficit	(7,176,350)	(244,845)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$232,806,487	$550,824

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

General and administrative costs	$330,925
Loss from operations	(330,925)

Other income:
Interest earned on cash and investments held in Trust Account	1,585,468

Net income	$1,254,543

Weighted average redeemable ordinary shares outstanding – basic and diluted	15,177,778

Basic and diluted net income per redeemable ordinary share	$0.05

Weighted average non-redeemable ordinary shares outstanding	9,612,762

Basic net income per non-redeemable ordinary share	$0.05

Weighted average non-redeemable ordinary shares outstanding	10,330,476

Diluted net income per non-redeemable ordinary share	$0.05

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2025	9,857,143	$986	$—	$34,014	$(279,845)	$(244,845)

Sale of 430,000 Private Placement Units	430,000	43	(1,100,000)	4,299,957	—	3,200,000

Fair value of representative shares	230,000	23	—	—	—	23

Fair value of rights included in Public Units	—	—	—	3,424,700	—	3,424,700

Allocated value of transaction costs to redeemable shares	—	—	—	(147,830)	—	(147,830)

Expenses paid by the Sponsor	—	—	247,621	—	—	247,621

Accretion for redeemable ordinary shares to redemption amount	—	—	—	(7,610,841)	(7,299,721)	(14,910,562)

Net income	—	—	—	—	1,254,543	1,254,543

Balance – March 31, 2025	10,517,143	$1,052	$(852,379)	$—	$(6,325,023)	$(7,176,350)

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,254,543
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	94,574
Interest earned on cash and investments held in Trust Account	(1,585,468)
Changes in operating assets and liabilities:
Prepaid expenses	(70,096)
Accounts payable and accrued expenses	55,203
Net cash used in operating activities	(251,244)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(231,150,000)
Net cash used in investing activities	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	228,850,000
Proceeds from sale of Private Placement Units	3,200,000
Expenses paid by Sponsor under share subscription receivable	247,621
Repayment of promissory note - related party	(900,000)
Payment of offering costs	3,195
Net cash provided by financing activities	231,400,816

Net Change in Cash	(428)
Cash – Beginning of period	1,351
Cash – End of period	$923

Non-Cash investing and financing activities:
Share subscription receivable	$1,100,000
Offering costs included in equity	$848.201
Offering costs included in accrued offering costs	$94,516
Deferred offering costs paid through promissory note – related party	$204,000
Accretion of redeemable ordinary shares to redemption value	$14,910,562
Deferred underwriting fee payable	$6,900,000

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from May 23, 2024 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Drugs Made In America Acquisition LLC (the “Sponsor”), for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until March 31, 2025, the Sponsor has paid $247,621 in expenses on behalf of the Company reducing the share subscription receivable on the unaudited balance sheet to $852,379. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Following the closing of the Initial Public Offering on January 29, 2025 and the over-allotment option closing on February 18, 2025 an amount of $231,150,000 ($10.05 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts), as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Public Shares if the Company does not complete its initial business combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of the Public Shares if the Company has not completed an initial business combination within the Combination Period, subject to applicable law, as described below.

Transaction costs amounted to $8,898,201 consisting of $1,150,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $848,201 of other offering costs.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Going Concern Consideration

As of March 31, 2025, the Company had $923 in cash and a working capital deficit of $276,350. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $923 and $1,351 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

At March 31, 2025, cash and investments held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the ordinary shares. Offering costs allocated to the ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement rights were charged to shareholders’ deficit as public and private placement rights after management’s evaluation were accounted for under equity treatment.

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

As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited balance sheets, primarily due to their short-term nature.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights (as defined below)) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of March 31, 2025, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2024, there were no shares subject to possible redemption. As of March 31, 2025, the ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,000,000	$200,000,000
Less:
Proceeds allocated to Public Rights		(2,978,000)
Proceeds allocated to over-allotment option		(305,179)
Ordinary share issuance cost		(7,703,027)
Plus:
Remeasurement of carrying value to redemption value		11,986,206
Ordinary shares subject to possible redemption, January 29, 2025	20,000,000	$201,000,000
Gross proceeds from exercise of over-allotment option	3,000,000	30,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(446,700)
Ordinary share issuance cost from exercise of over-allotment option		(1,047,367)
Plus:
Exercise of over-allotment option		305,179
Remeasurement of carrying value to redemption value		2,924,356
Ordinary shares subject to possible redemption, March 31, 2025	23,000,000	$232,735,468

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since it was not exercised at the time of the Initial Public Offering.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to purchase an aggregate of 10,517,143 redeemable ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events.

The Company has considered the effect of non-redeemable ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2025
	Redeemable	Non-Redeemable
Basic net income per share:
Numerator:
Allocation of net income	$768,082	$486,461
Denominator:
Weighted-average shares outstanding	15,177,778	9,612,762
Basic net income per ordinary share	$0.05	$0.05

Diluted net income per share:
Numerator:
Allocation of net income	$746,471	$508,072
Denominator:
Weighted-average shares outstanding	15,177,778	10,330,476
Diluted net income per ordinary share	$0.05	$0.05

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until March 31, 2025, the Sponsor has paid $247,621 in expenses on behalf of the Company reducing the share subscription receivable on the unaudited balance sheet to $852,379. Each Private Placement Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 — RELATED PARTIES

Founder Shares

On June 17, 2024, the Company issued to the Sponsor an aggregate of 22,361,111 ordinary shares, par value $0.0001 per share, in exchange for $35,000 or approximately $0.0016 per share. On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor held 9,857,143 ordinary shares (the “Founder Shares”). All share and per share data has been retrospectively presented. The Founder Shares included an aggregate of up to 1,285,714 shares subject to surrender and forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and the representative shares and assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On January 29, 2025 the Company completed its Initial Public Offering and the over-allotment option remained unexercised. Subsequently, on February 18, 2025, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 Units. As such, 1,285,714 shares are no longer subject to forfeiture, resulting in 10,287,413 Founder Shares outstanding.

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

Administrative Support Agreement

The Company has entered into an administrative services agreement, effective on January 7, 2025, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the administrative services agreement will terminate, and the Company will cease paying these monthly fees. For the three months ended March 31, 2025, the Company incurred $21,000 in administrative support fees and included in general and administrative costs on the unaudited statement of operations. As of March 31, 2025, $1,000 is included in accounts payable and accrued expenses in the accompanying unaudited balance sheets and $20,000 was netting in share subscription receivable on the unaudited balance sheet.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Promissory Note — Related Party

On June 13, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the Sponsor amended the Promissory Note to increase the amount the Company may borrow to $750,000. On December 5, 2024, the Sponsor further amended the Promissory Note to increase the amount the Company may borrow to $1,850,000. The Promissory Note is non-interest bearing and shall be due and payable upon the closing of the Company’s initial Business Combination or upon the Company’s dissolution, whichever occurs first. During the period from May 23, 2024 (inception) through December 31, 2024, the Company received funds totaling approximately $1,700,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Founder Shares upon successful completion of the Initial Public Offering. The monies were received on behalf of the Sponsor and deposited into the Company’s bank account instead of the Sponsor’s bank account. During the period from May 23, 2024 (inception) through December 31, 2024, the Company repaid approximately $1,200,000 of the balance due to the Sponsor related to investments it had received on behalf of the Sponsor, resulting in a balance of approximately $500,000 due to the Sponsor, which is accounted for as part of the promissory note amount on the unaudited balance sheets. In conjunction with the Initial Public Offering $900,000 was repaid to the Sponsor, $204,000 in deferred offering costs were paid by the Sponsor and $94,574 in expenses were paid by the Sponsor. As of March 31, 2025 and December 31, 2024, there was $60,898 and $662,324, respectively, outstanding under the Promissory Note.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the CEO of the Company. The role of such advisor is to assist in the day to day transactions of the Company.

CFO Agreement

Effective July 1, 2024, the Company’s CFO has a consulting agreement with the Company. For the three months ended March 31, 2025, the Company has incurred $13,940 of expense reported in general and administrative costs on the unaudited statement of operations. As of March 31, 2025 and December 31, 2024, $9,876 and $1,300 is included in accounts payable and accrued expenses on the balances sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, no working capital loans were outstanding.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Amended and Restated Private Units Purchase Agreement and Subscription Promissory Note

Simultaneously with the closing of the Initial Public Offering, the Company has entered into an amended and restated private units purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase an aggregate of 400,000 Private Placement Units (or 430,000 Private Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Private Placement Unit ($4,000,000, or an aggregate of $4,300,000 if the underwriters’ over-allotment is exercised in full) from the Company in the private placement. Under the agreement, the Sponsor agreed to provide the Company up to $1,100,000 in working capital loans under the subscription promissory note, which loans shall be converted into Private Placement Units, at the price of $10.00 per Unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor agreed that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit.

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus dated January 27, 2025, to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 18, 2025, the underwriters exercised their option in full to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there are 10,517,143 and 9,857,143 ordinary shares issued and outstanding, excluding 23,000,000 and 0 share subject to redemption, respectively. Of the ordinary shares outstanding at December 31, 2024, an aggregate of up to 1,285,714 ordinary shares were subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and the representative shares and assuming Sponsor does not purchase any Public Shares in the Initial Public Offering). In February 2025 the over-allotment option was exercised in full by the underwriters and these shares are no longer subject to forfeiture.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Representative Shares — The Company issued to Clear Street LLC, the representative of the underwriters in the Initial Public Offering, 200,000 ordinary shares (the “representative shares”) at the time of the consummation of Initial Public Offering and 30,000 representative shares at the closing of the over-allotment option. The holders of the representative shares have agreed (i) that they will not transfer, assign or sell any such shares without our prior consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing if the Company extends the period of time to consummate a Business Combination).

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

Subscription Receivable — On January 29, 2025, the Company issued a new unsecured subscription promissory note to the Sponsor in connection with the amended and restated units purchase agreement (as described in Note 5) pursuant to which the Company may borrow up to an aggregate principal amount of $1,100,000 working capital loans. The Sponsor further agrees that such loans shall be converted into Private Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor acknowledges and agrees that it (or, if applicable, it and any transferees of Private Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Units at $10.00 per unit.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The following table presents information about the Company’s financial instruments that are measured at fair value as of March 31, 2025 and January 29, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value as of December 31, 2024.

	Level	March 31, 2025
Assets:
Investments held in Trust Account	1	$232,735,468

	Level	January 29, 2025
Assets:
Investments held in Trust Account	1	$201,000,000
Liabilities:
Over-allotment option	3	$305,179
Equity:
Fair value of Public Rights for ordinary shares subject to possible redemption allocation	3	$2,978,000

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations. In February 2025 the over-allotment option was exercised in full by the underwriters and ceased to exist thereafter.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The rights were valued using an iterative analysis based on market comparable. The following criteria was utilized to select comparable Special Purpose Acquisition Companies who were pre-business combination and included rights as part of their units that were publicly trading with significant time remaining to complete their initial business combination:

Criteria	Low	High
IPO Proceeds	60	250
Warrant Coverage	-	0.5
Rights Coverage (per unit)	0.05	0.13
Remaining Months to Complete	7	21

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statement of operations as net income or loss. The measure of segment assets is reported on the unaudited balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes general and administrative expenses and interest earned on cash and investments held in Trust Account which are included in the accompanying unaudited statements of operations.

The key metrics included in segment profit or loss reviewed by the CODM are interest earned on cash and investments held in Trust Account and general and administrative costs. The CODM reviews interest earned on cash and investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheets and through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our” or the “Company” refer to Drugs Made In America Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Drugs Made In America Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 23, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering (as defined below) and the sale of the Private Placement Units (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the pharmaceutical industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on January 27, 2025. On January 29, 2025, we consummated our Initial Public Offering of 20,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value (“ordinary share”) and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $200,000,000. We granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any.

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

Subsequently, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on February 18, 2025. The total aggregate issuance by us of 3,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $30,000,000. On February 18, 2025, simultaneously with the sale of the Over-Allotment Option Units, we consummated the private sale of an additional 30,000 Private Placement Units, generating gross proceeds of $300,000.

Following the closing of the IPO, a total of $ 231,150,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders (the “trust account”) established by VStock Transfer, LLC, our transfer agent and maintained by Wilmington Trust, National Association acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

We will have up to 15 months to consummate an initial business combination from the closing of the IPO (which may be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of the IPO), subject to the sponsor depositing into the trust account $0.10 per public share outstanding in connection with each such extension). If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of funds withdrawn to pay our taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law, and then seek to liquidate and subsequently dissolve.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 23, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $1,254,543, which consists of interest earned on cash and investments held in the trust account of $1,585,468, offset by general and administrative costs of $330,925.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $923. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

On January 29, 2025, we consummated the Initial Public Offering of 20,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Placement Units to the sponsor at a price of $10.00 per unit for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until March 31, 2025, the sponsor has paid $247,621 in expenses on behalf of the Company reducing the share subscription receivable on the unaudited balance sheet to $852,379. On February 18, 2025, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000. Simultaneously with the sale of the over-allotment Units, the sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per unit, generating additional gross proceeds of $300,000.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, if any, and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a cash underwriting discount of $0.05 per Unit, or 0.5% of the gross proceeds of the Initial Public Offering, or $1,150,000 in the aggregate, paid at the closing of the Initial Public Offering and the over-allotment option closing. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or 3.0% of the gross proceeds of the Initial Public Offering, or $6,900,000 in the aggregate, of which 25.0% will be adjusted net of redemptions (i.e., for purposes of calculating the deferred underwriting commission net of redemptions, 25.0% of the deferred underwriting commissions will determined by the dollar amount that is product of (i) 3.0% multiplied by the product of the number of unredeemed public shares, multiplied by $10.00 and (ii) 25.0%). The deferred fee becomes payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. In addition, we agreed to issue the underwriters 200,000 ordinary shares (or up to 230,000 ordinary shares if the over-allotment option is exercised in full), denoted as representative shares.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2025, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating proceeds of $200,000,000. Clear Street LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-281170). The registration statement was declared effective on January 7, 2025 and the post-effective amendment to the registration statement was declared effective on January 27, 2025.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement with the sponsor of 400,000 Private Placement Units at a price of $10.00 per unit, generating total proceeds of $4,000,000. Each Private Placement Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the trust account. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 18, 2025, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 30,000 Private Placement Units at $10.00 per Private Unit, generating total proceeds of $300,000. A total of $231,150,000 was deposited into the trust account.

We paid a total of $8,898,201, consisting of $1,150,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $848,201 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2025	DRUGS MADE IN AMERICA ACQUISITION CORP.

	By:	/s/ Lynn Stockwell
		Name:	Lynn Stockwell
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Glenn Worman
		Name:	Glenn Worman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)