Form 10-Q
period 2025-06-30
Drugs Made In America Acquisition Corp.
filed 2025-08-14
CIK 2028614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 33,517,143 ordinary shares outstanding (inclusive of shares included in outstanding units).

DRUGS MADE IN AMERICA ACQUISITION CORP.

TABLE OF CONTENTS

Page
Part I – Financial Information
Item 1. Financial Statements
Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from May 23, 2024 (Inception) through June 30, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Period from May 23, 2024 (Inception) through June 30, 2024 (Unaudited)	3
Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from May 23, 2024 (Inception) through June 30, 2024 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II – Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Signatures	26

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024

ASSETS
Current assets
Cash	$822	$1,351
Prepaid expenses and other current assets	48,904	3,640
Total Current Assets	49,726	4,991

Deferred offering costs	—	545,833
Cash and investments held in Trust Account	235,155,966	—
TOTAL ASSETS	$235,205,692	$550,824

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$147,453	$77,280
Accrued offering costs	153,988	56,065
Promissory note – related party	—	662,324
Total Current Liabilities	301,441	795,669

Deferred underwriting fee payable	6,900,000	—
Total Liabilities	7,201,441	795,669

Commitments

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.22 and $0 per share as of June 30, 2025 and December 31, 2024, respectively	235,155,966	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 10,517,143 and 9,857,143 shares issued and outstanding, excluding 20,000,000 and 0 shares subject to redemption as of June 30, 2025 and December 31, 2024, respectively	1,052	986
Share subscription receivable	(695,825)	—
Additional paid-in capital	—	34,014
Accumulated deficit	(6,456,942)	(279,845)
Total Shareholders’ Deficit	(7,151,715)	(244,845)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$235,205,692	$550,824

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period from May 23, 2024 (inception) through June 30, 2024
General and administrative costs	$131,919	$462,844	$54,931
Loss from operations	(131,919)	(462,844)	(54,931)

OTHER INCOME
Interest earned on cash and investments held in Trust Account	2,420,498	4,005,966	—
Total other income	2,420,498	4,005,966	—

NET INCOME (LOSS)	$2,288,579	$3,543,122	$(54,931)

Weighted average redeemable ordinary shares outstanding – basic and diluted	23,000,000	19,110,497	—
Basic and diluted net income (loss) per redeemable ordinary share	$0.07	$0.12	$—
Weighted average non-redeemable ordinary shares outstanding (1)(2)	10,517,143	10,067,451	8,571,429
Basic net income (loss) per non-redeemable ordinary share	$0.07	$0.12	$(0.01)
Weighted average non-redeemable ordinary shares outstanding (1)(2)	10,517,143	10,424,325	8,571,429
Diluted net income (loss) per non-redeemable ordinary share	$0.07	$0.12	$(0.01)

(1)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option were not exercised in full by the underwriters (Note 5). In February 2025, the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 9).
(2)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor held 9,857,143 ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2025	9,857,143	$986	$—	$34,014	$(279,845)	$(244,845)

Sale of 430,000 Private Placement Units	430,000	43	(1,100,000)	4,299,957	—	3,200,000

Fair value of representative shares	230,000	23	—	—	—	23

Fair value of rights included in Public Units	—	—	—	3,424,700	—	3,424,700

Allocated value of transaction costs to redeemable shares	—	—	—	(147,830)	—	(147,830)

Expenses paid by the Sponsor	—	—	247,621	—	—	247,621

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	(7,610,841)	(7,299,721)	(14,910,562)

Net income	—	—	—	—	1,254,543	1,254,543

Balance – March 31, 2025	10,517,143	$1,052	$(852,379)	$—	$(6,325,023)	$(7,176,350)

Expenses paid by the Sponsor	—	—	156,554	—	—	156,554

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	—	(2,420,498)	(2,420,498)

Net income	—	—	—	—	2,288,579	2,288,579

Balance – June 30, 2025	10,517,143	$1,052	$(695,825)	$—	$(6,456,942)	$(7,151,715)

FOR THE PERIOD FROM MAY 23, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — May 23, 2024 (Inception)	—	$—	$—	$—	$—	$—

Issuance of ordinary shares (1)(2)	9,857,143	986	—	34,014	—	35,000

Net income	—	—	—	—	(54,931)	(54,931)

Balance – June 30, 2024	9,857,143	$986	$—	$34,014	$(54,931)	$(19,931)

(1)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option were not exercised in full by the underwriters (Note 5). In February 2025, the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 9).
(2)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor held 9,857,143 ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from May 23, 2024 (inception) through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$3,543,122	$(54,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note	83,676	—
Interest earned on cash and investments held in Trust Account	(4,005,966)	—
Changes in operating assets and liabilities:
Prepaid expenses	(48,904)	(60,000)
Accounts payable and accrued expenses	70,173	—
Net cash used in operating activities	(357,899)	(114,931)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(231,150,000)	—
Net cash used in investing activities	(231,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	228,850,000	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	35,000
Proceeds from promissory note - related party	—	374,955
Proceeds from sale of Private Placement Units	3,200,000	—
Expenses paid by Sponsor under share subscription receivable	354,175	—
Repayment of promissory note - related party	(900,000)	(189,865)
Payment of offering costs	3,195	(87,061)
Net cash provided by financing activities	231,507,370	133,029

Net Change in Cash	(529)	18,098
Cash – Beginning of period	1,351	—
Cash – End of period	$822	$18,098

Supplemental disclosure of cash flow information:
Share subscription receivable	$1,100,000	$—
Offering costs included in equity	$848,201	$—
Offering costs included in accrued offering costs	$94,516	$896
Deferred offering costs paid through promissory note – related party	$204,000	$25,000
Accretion and remeasurement of redeemable ordinary shares to redemption value	$17,331,060	$—
Deferred underwriting fee payable	$6,900,000	$—
Offering costs paid via prepaid expense	$3,640	—

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from May 23, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Drugs Made In America Acquisition LLC (the “Sponsor”), for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until June 30, 2025, the Sponsor has paid $404,175 in expenses on behalf of the Company (including $50,000 related to the administrative support agreement) affecting the share subscription receivable on the unaudited balance sheet to $695,825. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

The Company will have until 15 months from the closing of the Initial Public Offering (April 29, 2026) to complete a Business Combination. However, if the Company is unable to complete the initial Business Combination within 15 months from the closing the Initial Public Offering, the time period to complete an initial Business Combination can be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial Business Combination) (the “Combination Period”), subject to the Sponsor depositing into the Trust Account $0.10 per public share outstanding in connection with each such extension. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of June 30, 2025, the Company had $822 in cash and a working capital deficit of $251,715. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $822 and $1,351 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

At June 30, 2025, cash and investments held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights (as defined below)) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of June 30, 2025, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2024, there were no shares subject to possible redemption. As of June 30, 2025, the ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,000,000	$200,000,000
Less:
Proceeds allocated to Public Rights		(2,978,000)
Proceeds allocated to over-allotment option		(305,179)
Ordinary share issuance cost		(7,703,027)
Plus:
Remeasurement of carrying value to redemption value		11,986,206
Ordinary shares subject to possible redemption, January 29, 2025	20,000,000	$201,000,000
Gross proceeds from exercise of over-allotment option	3,000,000	30,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(446,700)
Ordinary share issuance cost from exercise of over-allotment option		(1,047,367)
Plus:
Exercise of over-allotment option		305,179
Remeasurement of carrying value to redemption value		2,924,356
Ordinary shares subject to possible redemption, March 31, 2025	23,000,000	$232,735,468
Plus:
Remeasurement of carrying value to redemption value		2,420,498
Ordinary shares subject to possible redemption, June 30, 2025	23,000,000	$235,155,966

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to receive an aggregate of 2,928,750 ordinary shares in the calculation of diluted income (loss) per ordinary share, because their issuance is contingent upon future events.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$1,570,460	$718,119	$2,320,616	$1,222,506
Denominator:
Weighted-average shares outstanding	23,000,000	10,517,143	19,110,497	10,067,451
Basic net income per ordinary share	$0.07	$0.07	$0.12	$0.12

Diluted net income per share:
Numerator:
Allocation of net income	$1,570,460	$718,119	$2,292,576	$1,250,546
Denominator:
Weighted-average shares outstanding	23,000,000	10,517,143	19,110,497	10,424,325
Diluted net income per ordinary share	$0.07	$0.07	$0.12	$0.12

	For The Period from May 23, 2024 (Inception) through June 30, 2024
	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(54,931)
Denominator:
Weighted-average shares outstanding	—	8,571,429
Basic and diluted net loss per ordinary share	$—	$(0.01)

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until June 30, 2025, the Sponsor has paid $404,175 in expenses on behalf of the Company (including $50,000 related to the administrative support agreement) affecting the share subscription receivable on the unaudited balance sheet to $695,825. Each Private Placement Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Administrative Support Agreement

The Company has entered into an administrative services agreement, effective on January 7, 2025, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the administrative services agreement will terminate, and the Company will cease paying these monthly fees. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $51,000 in administrative support fees and included in general and administrative costs on the unaudited statement of operations. As of June 30, 2025, $1,000 is included in accounts payable and accrued expenses in the accompanying unaudited balance sheets and $50,000 was a reduction in share subscription receivable on the unaudited balance sheet. For the period from May 23, 2024 (inception) through June 30, 2024, we did not incur fees for these services.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Promissory Note — Related Party

On June 13, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the Sponsor amended the Promissory Note to increase the amount the Company may borrow to $750,000. On December 5, 2024, the Sponsor further amended the Promissory Note to increase the amount the Company may borrow to $1,850,000. The Promissory Note is non-interest bearing and shall be due and payable upon the closing of the Company’s initial Business Combination or upon the Company’s dissolution, whichever occurs first. During the period from May 23, 2024 (inception) through December 31, 2024, the Company received funds totaling approximately $1,700,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Founder Shares upon successful completion of the Initial Public Offering. The monies were received on behalf of the Sponsor and deposited into the Company’s bank account instead of the Sponsor’s bank account. During the period from May 23, 2024 (inception) through December 31, 2024, the Company repaid approximately $1,200,000 of the balance due to the Sponsor related to investments it had received on behalf of the Sponsor, resulting in a balance of approximately $500,000 due to the Sponsor, which is accounted for as part of the promissory note amount on the unaudited balance sheets. In conjunction with the Initial Public Offering $900,000 was repaid to the Sponsor, $204,000 in deferred offering costs were paid by the Sponsor and $94,574 in expenses were paid by the Sponsor. As of June 30, 2025 and December 31, 2024, there was $0 and $662,324, respectively, outstanding under the Promissory Note.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the CEO of the Company (the “Advisor”). The role of such advisor is to assist in the day-to-day transactions of the Company.

CFO Agreement

Effective July 1, 2024, the Company’s CFO has a consulting agreement with the Company. For the three and six months ended June 30, 2025, the Company has incurred $8,825 and $22,764 of expense reported in general and administrative costs on the unaudited statement of operations, respectively. As of June 30, 2025 and December 30, 2024, $20,000 and $0, respectively, was paid by the Advisor. As of June 30, 2025 and December 31, 2024, $0 and $1,300 is included in accounts payable and accrued expenses on the balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, no working capital loans were outstanding.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there are 10,517,143 and 9,857,143 ordinary shares issued and outstanding, excluding 23,000,000 and 0 share subject to redemption, respectively. Of the ordinary shares outstanding at December 31, 2024, an aggregate of up to 1,285,714 ordinary shares were subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and the representative shares and assuming Sponsor does not purchase any Public Shares in the Initial Public Offering). In February 2025 the over-allotment option was exercised in full by the underwriters and these shares are no longer subject to forfeiture.

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

JUNE 30, 2025

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

Subscription Receivable — On January 29, 2025, the Company issued a new unsecured subscription promissory note to the Sponsor in connection with the amended and restated units purchase agreement (as described in Note 5) pursuant to which the Company may borrow up to an aggregate principal amount of $1,100,000 working capital loans. The Sponsor further agrees that such loans shall be converted into Private Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor acknowledges and agrees that it (or, if applicable, it and any transferees of Private Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Units at $10.00 per unit. As of June 30, 2025, there was $695,825 outstanding and reported as share subscription receivable on the unaudited balance sheet.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents information about the Company’s financial instruments that are measured at fair value as of June 30, 2025 and January 29, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value as of December 31, 2024.

	Level	June 30, 2025
Assets:
Investments held in Trust Account	1	$235,155,966

	Level	January 29, 2025
Assets:
Investments held in Trust Account	1	$201,000,000
Liabilities:
Over-allotment option	3	$305,179
Equity:
Fair value of Public Rights for ordinary shares subject to possible redemption allocation	3	$2,978,000

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

JUNE 30, 2025

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

We will have up to 15 months to consummate an initial business combination (April 29, 2026) from the closing of the IPO (which may be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of the IPO), subject to the sponsor depositing into the trust account $0.10 per public share outstanding in connection with each such extension). If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of funds withdrawn to pay our taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law, and then seek to liquidate and subsequently dissolve.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 23, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,288,579, which consists of interest earned on cash and investments held in the trust account of $2,420,498, offset by general and administrative costs of $131,919.

For the six months ended June 30, 2025, we had a net income of $3,543,122, which consists of interest earned on cash and investments held in the trust account of $4,005,966, offset by general and administrative costs of $462,844.

For the period from May 23, 2024 (inception) through June 30, 2024, we had a net loss of $54,931, which consists of general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $822. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

On January 29, 2025, we consummated the Initial Public Offering of 20,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Placement Units to the sponsor at a price of $10.00 per unit for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until June 30, 2025, the Sponsor has paid $404,175 in expenses on behalf of the Company (including $50,000 related to the administrative support agreement) affecting the share subscription receivable on the unaudited balance sheet to $695,825. On February 18, 2025, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000. Simultaneously with the sale of the over-allotment Units, the sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per unit, generating additional gross proceeds of $300,000.

Following the Initial Public Offering, the sale of the Private Placement Units and the over-allotment option close, a total of $231,150,000 was placed in the trust account.

On January 29, 2025, we issued a new unsecured subscription promissory note to the sponsor (the “Subscription Promissory Note”) in connection with the amended and restated units purchase agreement pursuant to which we may borrow up to an aggregate principal amount of $1,100,000 working capital loans. The sponsor further agrees that such loans shall be converted into Private Placement Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the sponsor acknowledges and agrees that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit. As of June 30, 2025, there was $695,825 outstanding and reported as share subscription receivable on the unaudited balance sheet.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Date: August 14, 2025	DRUGS MADE IN AMERICA ACQUISITION CORP.

	By:	/s/ Lynn Stockwell
		Name:	Lynn Stockwell
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Glenn Worman
		Name:	Glenn Worman
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)