Form 10-Q
period 2025-09-30
Drugs Made In America Acquisition Corp.
filed 2025-11-18
CIK 2028614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 18, 2025, there were 33,517,143 ordinary shares outstanding (inclusive of shares included in outstanding units).

DRUGS MADE IN AMERICA ACQUISITION CORP.

TABLE OF CONTENTS

Page
Part I – Financial Information
Item 1. Financial Statements	1
Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	1
Statements of Operations for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024, and for the Period from May 23, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024, and for the Period from May 23, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from May 23, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II – Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Signatures	26

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024

ASSETS
Current assets
Cash	$717	$1,351
Prepaid expenses and other current assets	27,479	3,640
Total Current Assets	28,196	4,991

Deferred offering costs	—	545,833
Cash and investments held in Trust Account	237,604,232	—
TOTAL ASSETS	$237,632,428	$550,824

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$302,623	$77,280
Accrued offering costs	153,988	56,065
Promissory note – related party	—	662,324
Total Current Liabilities	456,611	795,669

Deferred underwriting fee payable	6,900,000	—
Total Liabilities	7,356,611	795,669

Commitments

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.33 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	237,604,232	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 10,517,143 and 9,857,143 shares issued and outstanding, excluding 23,000,000 and 0 shares subject to redemption as of September 30, 2025 and December 31, 2024, respectively	1,052	986
Share subscription receivable	(608,822)	—
Additional paid-in capital	—	34,014
Accumulated deficit	(6,720,645)	(279,845)
Total Shareholders’ Deficit	(7,328,415)	(244,845)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$237,632,428	$550,824

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	For the Period from May 23, 2024 (inception) through September 30, 2024
General and administrative costs	$263,703	$726,547	$144,928	$199,859
Loss from operations	(263,703)	(726,547)	(144,928)	(199,859)

OTHER INCOME
Interest earned on cash and investments held in Trust Account	2,448,266	6,454,232	—	—
Total other income	2,448,266	6,454,232	—	—

NET INCOME (LOSS)	$2,184,563	$5,727,685	$(144,928)	$(199,859)

Weighted average redeemable ordinary shares outstanding – basic and diluted	23,000,000	20,336,996	—	—
Basic and diluted net income (loss) per redeemable ordinary share	$0.07	$0.19	$—	$—
Weighted average non-redeemable ordinary shares outstanding (1)(2)	10,517,143	10,211,868	8,571,429	8,571,429
Basic net income (loss) per non-redeemable ordinary share	$0.07	$0.19	$(0.02)	$(0.02)
Weighted average non-redeemable ordinary shares outstanding (1)(2)	10,517,143	10,453,407	8,571,429	8,571,429
Diluted net income (loss) per non-redeemable ordinary share	$0.07	$0.19	$(0.02)	$(0.02)

(1)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option were not exercised in full by the underwriters (Note 5). In February 2025, the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 6).
(2)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor held 9,857,143 ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2025	9,857,143	$986	$—	$34,014	$(279,845)	$(244,845)

Sale of 430,000 Private Placement Units	430,000	43	(1,100,000)	4,299,957	—	3,200,000

Fair value of representative shares	230,000	23	—	—	—	23

Fair value of rights included in Public Units	—	—	—	3,424,700	—	3,424,700

Allocated value of transaction costs to redeemable shares	—	—	—	(147,830)	—	(147,830)

Expenses paid by the Sponsor	—	—	247,621	—	—	247,621

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	(7,610,841)	(7,299,721)	(14,910,562)

Net income	—	—	—	—	1,254,543	1,254,543

Balance – March 31, 2025	10,517,143	$1,052	$(852,379)	$—	$(6,325,023)	$(7,176,350)

Expenses paid by the Sponsor	—	—	156,554	—	—	156,554

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	—	(2,420,498)	(2,420,498)

Net income	—	—	—	—	2,288,579	2,288,579

Balance – June 30, 2025	10,517,143	$1,052	$(695,825)	$—	$(6,456,942)	$(7,151,715)

Expenses paid by the Sponsor	—	—	87,003	—	—	87,003

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	—	(2,448,266)	(2,448,266)

Net income	—	—	—	—	2,184,563	2,184,563

Balance – September 30, 2025	10,517,143	$1,052	$(608,822)	$—	$(6,720,645)	$(7,328,415)

FOR THE PERIOD FROM MAY 23, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — May 23, 2024 (Inception)	—	$—	$—	$—	$—	$—

Issuance of ordinary shares (1)(2)	9,857,143	986	—	34,014	—	35,000

Net loss	—	—	—	—	(54,931)	(54,931)

Balance – June 30, 2024	9,857,143	$986	$—	$34,014	$(54,931)	$(19,931)

Net loss	—	—	—	—	(144,928)	(144,928)

Balance – September 30, 2024	9,857,143	$986	$—	$34,014	$(199,859)	$(164,859)

(1)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option were not exercised in full by the underwriters (Note 5). In February 2025, the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 6).
(2)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor held 9,857,143 ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from May 23, 2024 (inception) through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$5,727,685	$(199,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note	114,676	20,300
Interest earned on cash and investments held in Trust Account	(6,454,232)	—
Changes in operating assets and liabilities:
Prepaid expenses	(27,479)	—
Accounts payable and accrued expenses	225,343	7,400
Net cash used in operating activities	(414,007)	(172,159)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(231,150,000)	—
Net cash used in investing activities	(231,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	228,850,000	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	35,000
Proceeds from promissory note - related party	—	1,702,663
Proceeds from sale of Private Placement Units	3,200,000	—
Expenses paid by Sponsor under share subscription receivable	410,178	—
Repayment of promissory note - related party	(900,000)	(1,200,448)
Payment of offering costs	3,195	(362,961)
Net cash provided by financing activities	231,563,373	174,254

Net Change in Cash	(634)	2,095
Cash – Beginning of period	1,351	—
Cash – End of period	$717	$2,095

Supplemental disclosure of cash flow information:
Share subscription receivable	$1,100,000	$—
Offering costs included in equity	$848,201	$—
Offering costs included in accrued offering costs	$94,516	$31,583
Deferred offering costs paid through promissory note – related party	$204,000	$29,500
Accretion and remeasurement of redeemable ordinary shares to redemption value	$19,779,326	$—
Deferred underwriting fee payable	$6,900,000	$—
Offering costs paid via prepaid expense	$3,640	—

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from May 23, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Drugs Made In America Acquisition LLC (the “Sponsor”), for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until September 30, 2025, the Sponsor has paid $491,178 in expenses on behalf of the Company (including $81,000 related to the administrative support agreement) affecting the share subscription receivable on the unaudited balance sheet to $608,822. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Going Concern Consideration

As of September 30, 2025, the Company had $717 in cash and a working capital deficit of $428,415. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $717 and $1,351 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

As of September 30, 2025, cash and investments held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights (as defined below)) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of September 30, 2025, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2024, there were no shares subject to possible redemption. As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,000,000	$200,000,000
Less:
Proceeds allocated to Public Rights		(2,978,000)
Proceeds allocated to over-allotment option		(305,179)
Ordinary share issuance cost		(7,703,027)
Plus:
Remeasurement of carrying value to redemption value		11,986,206
Ordinary shares subject to possible redemption, January 29, 2025	20,000,000	$201,000,000
Gross proceeds from exercise of over-allotment option	3,000,000	30,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(446,700)
Ordinary share issuance cost from exercise of over-allotment option		(1,047,367)
Plus:
Exercise of over-allotment option		305,179
Remeasurement of carrying value to redemption value		2,924,356
Ordinary shares subject to possible redemption, March 31, 2025	23,000,000	$232,735,468
Plus:
Remeasurement of carrying value to redemption value		2,420,498
Ordinary shares subject to possible redemption, June 30, 2025	23,000,000	$235,155,966
Plus:
Remeasurement of carrying value to redemption value		2,448,266
Ordinary shares subject to possible redemption, September 30, 2025	23,000,000	$237,604,232

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

SEPTEMBER 30, 2025

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$1,499,082	$685,481	$3,813,036	$1,914,649
Denominator:
Weighted-average shares outstanding	23,000,000	10,517,143	20,336,996	10,211,868
Basic net income per ordinary share	$0.07	$0.07	$0.19	$0.19

Diluted net income per share:
Numerator:
Allocation of net income	$1,499,082	$685,481	$3,783,124	$1,944,561
Denominator:
Weighted-average shares outstanding	23,000,000	10,517,143	20,336,996	10,453,407
Diluted net income per ordinary share	$0.07	$0.07	$0.19	$0.19

	Three Months Ended September 30, 2024		For The Period from May 23, 2024 (Inception) through September 30, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(144,928)	$—	$(199,859)
Denominator:
Weighted-average shares outstanding	—	8,571,429	—	8,571,429
Basic and diluted net loss per ordinary share	$—	$(0.02)	$—	$(0.02)

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

SEPTEMBER 30, 2025

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until September 30, 2025, the Sponsor has paid $491,178 in expenses on behalf of the Company (including $81,000 related to the administrative support agreement) affecting the share subscription receivable on the unaudited balance sheet to $608,822. Each Private Placement Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Administrative Support Agreement

The Company has entered into an administrative services agreement, effective on January 7, 2025, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the administrative services agreement will terminate, and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $81,000 in administrative support fees and included in general and administrative costs on the unaudited statements of operations. As of September 30, 2025, $81,000 was recorded as a reduction in share subscription receivable on the unaudited balance sheets. For the period from May 23, 2024 (inception) through September 30, 2024, we did not incur fees for these services.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Promissory Note — Related Party

On June 13, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the Sponsor amended the Promissory Note to increase the amount the Company may borrow to $750,000. On December 5, 2024, the Sponsor further amended the Promissory Note to increase the amount the Company may borrow to $1,850,000. The Promissory Note is non-interest bearing and shall be due and payable upon the closing of the Company’s initial Business Combination or upon the Company’s dissolution, whichever occurs first. During the period from May 23, 2024 (inception) through December 31, 2024, the Company received funds totaling approximately $1,700,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Founder Shares upon successful completion of the Initial Public Offering. The monies were received on behalf of the Sponsor and deposited into the Company’s bank account instead of the Sponsor’s bank account. During the period from May 23, 2024 (inception) through December 31, 2024, the Company repaid approximately $1,200,000 of the balance due to the Sponsor related to investments it had received on behalf of the Sponsor, resulting in a balance of approximately $500,000 due to the Sponsor, which is accounted for as part of the promissory note amount on the unaudited balance sheets. In conjunction with the Initial Public Offering $900,000 was repaid to the Sponsor, $204,000 in deferred offering costs were paid by the Sponsor and $94,574 in expenses were paid by the Sponsor. As of September 30, 2025 and December 31, 2024, there was $0 and $662,324, respectively, outstanding under the Promissory Note.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the CEO of the Company (the “Advisor”). The role of such advisor is to assist in the day-to-day transactions of the Company.

CFO Agreement

Effective July 1, 2024, the Company’s CFO has a consulting agreement with the Company. For the three and nine months ended September 30, 2025, the Company has incurred $8,825 and $22,764 of expense reported in general and administrative costs on the unaudited statement of operations, respectively. As of September 30, 2025 and December 30, 2024, $20,000 and $0, respectively, was paid to the Advisor. As of September 30, 2025 and December 31, 2024, $0 and $1,300 is included in accounts payable and accrued expenses on the balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no working capital loans were outstanding.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there are 10,517,143 and 9,857,143 ordinary shares issued and outstanding, excluding 23,000,000 and 0 share subject to redemption, respectively. Of the ordinary shares outstanding at December 31, 2024, an aggregate of up to 1,285,714 ordinary shares were subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and the representative shares and assuming Sponsor does not purchase any Public Shares in the Initial Public Offering). In February 2025 the over-allotment option was exercised in full by the underwriters and these shares are no longer subject to forfeiture.

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

SEPTEMBER 30, 2025

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

Subscription Receivable — On January 29, 2025, the Company issued a new unsecured subscription promissory note to the Sponsor in connection with the amended and restated units purchase agreement (as described in Note 5) pursuant to which the Company may borrow up to an aggregate principal amount of $1,100,000 working capital loans. The Sponsor further agrees that such loans shall be converted into Private Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor acknowledges and agrees that it (or, if applicable, it and any transferees of Private Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Units at $10.00 per unit. As of September 30, 2025, there was $608,822 outstanding and reported as share subscription receivable on the unaudited balance sheet.

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

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents information about the Company’s financial instruments that are measured at fair value as of September 30, 2025 and January 29, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value as of December 31, 2024.

	Level	September 30, 2025
Assets:
Cash and investments held in Trust Account	1	$237,604,232

	Level	January 29, 2025
Assets:
Cash and investments held in Trust Account	1	$201,000,000
Liabilities:
Over-allotment option	3	$305,179
Equity:
Fair value of Public Rights for ordinary shares subject to possible redemption allocation	3	$2,978,000

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

SEPTEMBER 30, 2025

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 23, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $2,184,563, which consists of interest earned on cash and investments held in the trust account of $2,448,266, offset by general and administrative costs of $263,703.

For the nine months ended September 30, 2025, we had a net income of $5,727,685, which consists of interest earned on cash and investments held in the trust account of $6,454,232, offset by general and administrative costs of $726,547.

For the period from May 23, 2024 (inception) through September 30, 2024, we had a net loss of $199,859, which consists of general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $717. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

On January 29, 2025, we consummated the Initial Public Offering of 20,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Placement Units to the sponsor at a price of $10.00 per unit for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until September 30, 2025, the Sponsor has paid $491,178 in expenses on behalf of the Company (including $81,000 related to the administrative support agreement) affecting the share subscription receivable on the unaudited balance sheet to $608,822. On February 18, 2025, the underwriters exercised their over-allotment option to purchase an additional 3,000,000 Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $30,000,000. Simultaneously with the sale of the over-allotment Units, the sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per unit, generating additional gross proceeds of $300,000.

Following the Initial Public Offering, the sale of the Private Placement Units and the over-allotment option close, a total of $231,150,000 was placed in the trust account.

On January 29, 2025, we issued a new unsecured subscription promissory note to the sponsor (the “Subscription Promissory Note”) in connection with the amended and restated units purchase agreement pursuant to which we may borrow up to an aggregate principal amount of $1,100,000 working capital loans. The sponsor further agrees that such loans shall be converted into Private Placement Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the sponsor acknowledges and agrees that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit. As of September 30, 2025, there was $608,822 outstanding and reported as share subscription receivable on the unaudited balance sheet.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weaknesses of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2025	DRUGS MADE IN AMERICA ACQUISITION CORP.

	By:	/s/ Lynn Stockwell
		Name:	Lynn Stockwell
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Saleem Elmasri
		Name:	Saleem Elmasri
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)