Form 10-K
period 2025-12-31
Drugs Made In America Acquisition Corp.
filed 2026-04-15
CIK 2028614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-42467

DRUGS MADE IN AMERICA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	99-2394788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1402 New York, NY	10170
(Address of principal executive offices)	(Zip Code)

(646) 726-7074

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one Right to receive one-eighth (1/8) of an Ordinary Share	DMAAU	The Nasdaq Stock Market LLC
Ordinary Shares	DMAA	The Nasdaq Stock Market LLC
Rights	DMAAR	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $234,600,000.

As of April 15, 2026, the registrant had 33,717,143 ordinary shares outstanding (inclusive of shares included in outstanding units).

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

On June 17, 2024, we issued to Drugs Made In America Acquisition LLC, our sponsor, an aggregate of 22,361,111 ordinary shares (the “founder shares”) for an aggregate purchase price of $35,000, or approximately $0.0016 per share. On November 6, 2024, the sponsor surrendered and forfeited 12,503,968 ordinary shares to us for no consideration, resulting in 9,857,143 founder shares remaining. Prior to our sponsor’s initial investment of $35,000, the Company had no assets, tangible or intangible.

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

Simultaneously with the closing of the IPO, we consummated the private placement with our sponsor of 400,000 units (the “Private Placement Units”) at a price of $10.00 per unit, for $4,000,000. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units, including the underlying securities, may not, subject to certain limited exceptions, be transferable, assignable or salable by the sponsor until the earlier of: (i) with respect to 50% of the Private Placement Units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the Private Placement Units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to such sale. The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On February 13, 2025, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on February 18, 2025. The total aggregate issuance by us of 3,000,000 Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $30,000,000. On February 18, 2025, simultaneously with the sale of the Over-Allotment Option Units, we consummated the private sale of an additional 30,000 Private Placement Units to the sponsor, generating gross proceeds of $300,000.

In connection with the consummation of IPO and exercise of the over-allotment option, we issued to Clear Street LLC, the representative of the underwriters in the IPO, an aggregate of 230,000 ordinary shares.

We will have up to 15 months to consummate an initial business combination from the closing of the IPO (which may be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of the IPO), subject to the sponsor depositing into the trust account $0.10 per public share outstanding in connection with each such extension). On April 14, 2026, we filed a proxy statement on form DEF14A for an extraordinary general meeting on April 27, 2026, with a proposal to amend our Second Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) by adopting an amendment to the Existing Charter which reflects the extension of the date by which we must consummate a business combination (the “Combination Period”) up to twelve (12) times from April 29, 2026 (the “Termination Date”) to April 29, 2027, each by an additional one (1) month (each an “Extension”) for a total of 12 months after the Termination Date, assuming a Business Combination has not occurred, so long as the our sponsor deposits the lessor of $300,000 or $0.04 per non redeemed public share for each one-month extension period into the Trust Account. There is no guarantee that our shareholders at the extraordinary general meeting will approve this proposal. If we are unable to consummate an initial business combination within the Combination Period then effective, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then issued and outstanding public shares, subject to applicable law, and then seek to liquidate and subsequently dissolve.

As of February 18, 2025, a total of $231,150,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders (the “trust account”) established by VStock Transfer, LLC, our transfer agent and maintained by Wilmington Trust, National Association acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

Recent Developments

The ordinary shares and rights comprising the units began separate trading on February 25, 2025.

On October 8, 2025, Glenn Worman, the former Chief Financial Officer and principal financial and accounting officer of the Company delivered to the Company a notice of resignation from his position as Chief Financial Officer and principal financial and accounting officer of the Company. Mr. Worman’s resignation was effective October 8, 2025. Mr. Worman indicated that his resignation was not the result of any disagreement with the Company regarding its operations, policies, practices or otherwise.

On November 17, 2025, the Company appointed Saleem Elmasri as Chief Financial Officer and principal financial and accounting officer of the Company and entered into a Master Services Agreement (the “Consulting Agreement”) with Titan Advisory Services LLC for the provision of such principal financial and accounting officer services by Mr. Elmasri. Mr. Elmasri’s appointment to principal financial and accounting officer of the Company was effective November 17, 2025. Under the terms of the Consulting Agreement, the Company will pay Titan Advisory Services LLC $42,000 per year, or $3,500 per month, for services rendered by Mr. Elmasri as Chief Financial Officer. In addition, the Company shall grant, or the Company’s former Chief Executive Officer, Lynn Stockwell, shall transfer 100,000 shares of the Company’s ordinary shares to Saleem Elmasri upon engagement.

In connection with his appointment, Mr. Elmasri is expected to enter into an Indemnity Agreement, a Letter Agreement and a Registration Rights Agreement with the Company on the same terms as the other directors and officers of the Company that executed similar agreements at the time of the consummation of the Company’s IPO. The Indemnity Agreement, Letter Agreement and Registration Rights Agreement are in the forms of the agreement that are filed as exhibits to this Annual Report on Form 10-K. Other than the foregoing, Mr. Elmasri is not party to any arrangement or understanding with any person pursuant to which he was appointed as an executive officer of the Company, nor is he party to any transactions required to be disclosed under Item 404(a) of Regulation S-K involving the Company. There are no family relationships between Mr. Elmasri and any of the Company’s directors and executive officers.

Between the completion of Drugs Made In America Acquisition II Corp. (the “Affiliate”)’s initial public offering on September 26, 2025 and December 31, 2025, the sponsor to the Affiliate (the “Affiliate’s Sponsor”) withdrew an aggregate amount of $1,345,844 (the “Withdrawal”) from the Affiliate’s working capital account (the “Account”). Of the aggregate Withdrawal amount, $325,000 was used to repay an outstanding working capital note (the “Note”) to the Affiliate’s Sponsor and $208,731 was used to repay other offering costs and expenses to the Affiliate’s Sponsor. On February 12, 2026, after the board of directors of the Affiliate (the “Affiliate Board”) directed the Affiliate’s Sponsor to return the full balance due to the Affiliate, the Affiliate Board and the Affiliate’s Chief Financial Officer (the “Affiliate CFO”) learned that Affiliate’s Sponsor would not be able to repay the balance due back to the Affiliate.

Based on the foregoing, on February 18, 2026, at the request of the Affiliate Board and the board of directors of the Company (the “Board”), Lynn Stockwell agreed to tender her resignation as Chief Executive Officer, Executive Chair of the Board and as a Board member of the Affiliate and as Chief Executive Officer, Executive Chair of the Board and as a Board member of the Company. The Board received notification of Ms. Stockwell’s resignation on February 28, 2026 and such resignation was effective upon receipt. The Board accepted Ms. Stockwell’s resignation and Ms. Stockwell was removed as Chief Executive Officer, Executive Chair of the Board and as a member of the Board.

As a result of the above conduct by the Affiliate’s Sponsor and Ms. Stockwell, the Board adopted resolutions taking the following actions:

1.	On February 28, 2026, Ms. Stockwell was removed as the Company’s Chief Executive Officer, Executive Chair of the Board and as a member of the Board; and

2.	On February 28, 2026, Roger Bendelac was appointed to the position of Chief Executive Officer of the Company to be effective as of the date of Ms. Stockwell’s resignation as the Company’s Chief Executive Officer.

In connection with the change in management, Ms. Stockwell, as the Managing Member of the sponsor group, along with her spouse, entered into a sponsor standstill, non-voting and cooperation acknowledgement, in which they agreed to refrain from taking any actions with respect to the Company and to cooperate with the current management team on the transfer of founder shares and other securities held by the sponsor when permissible.

There are no arrangements or understandings between Mr. Bendelac and any other person pursuant to which he was appointed as an officer of the Company. There are no family relationships between Mr. Bendelac and any director or executive officer of the Company. Mr. Bendelac has not been involved in any related party transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with his appointment, Mr. Bendelac’s compensation has not yet been determined. The Board of Directors intends to consider and approve a compensation arrangement at a future date. The Company will disclose the material terms of any such arrangement in a subsequent filing, as required.

As a result of the events reported above, the Board immediately took action to confirm that the Withdrawal did not extend to the Company’s trust account, and as of March 6, 2026, approximately $241,292,436 was in the trust account.

On March 23, 2026, the Company issued an interim convertible note (the “Interim Note”) to BV Advisory Partners, LLC (the “Investor”) in the principal amount of $100,000 (the “Interim Loan”). The Interim Loan represents an initial loan towards a contemplated $500,000 financing (the “Financing”) pursuant to the Definitive Interim Investment and Sponsor Transition Agreement dated March 23, 2026 (the “Investment Agreement”) described below.

The Interim Note has a maturity date six months from the date of issuance, unless earlier converted or credited toward the definitive financing under the Investment Agreement and does not bear interest. Upon the consummation of initial business combination by the Company (a “Business Combination”), the outstanding principal amount of the Interim Loan may, at the option of the Investor, be converted into shares of the combined entity at a conversion price equal to a 35% discount to the market price of such shares at the time of conversion.

The Company intends to use the proceeds of the Interim Loan for accounting expenses, audit expenses and other expenses related to a Business Combination although it has not yet entered into an agreement for a Business Combination. The Interim Loan represents a direct financial obligation of the Company.

On March 23, 2026, the Company entered into the Investment Agreement with the Investor relating to a proposed financing transaction pursuant to which the Investor indicated its intent to provide financing to the Company through a convertible note investment, of which the Interim Loan represented the first tranche. Pursuant to the Investment Agreement, the aggregate amount to be loaned is $500,000. The second tranche of $200,000 will be made within 21 days with the remainder of the commitment on an as-needed basis. The Company also agreed to use commercially reasonable efforts to provide the Investor with not less than 40% of the economic benefit equivalent to sponsor-level economics. The Investor has the right but not the obligation to provide additional funding beyond the $500,000 commitment.

In connection with the Investment Agreement, the Investor has introduced to the Company a potential business combination opportunity involving an enterprise technology platform focused on artificial intelligence, machine learning, quantum analytics, and cybersecurity solutions, consistent with the business of Power Analytics Global Corporation.

The Company has commenced preliminary due diligence with respect to this potential opportunity. On April 7, 2026, the Company entered into a letter of intent (the “LOI”) with Power Analytics Global Corp., a Delaware corporation (the “Target”) for a de-SPAC transaction resulting in Target becoming a public company. The terms of the transaction are subject to further negotiation and execution of a business combination agreement although it is anticipated that the valuation for Target will be approximately $1.0 billion, subject to adjustment based on due diligence, capital structure, net debt, working capital and market conditions. As of the date of this report, no definitive agreement has been executed, and there can be no assurance that any business combination will result from this evaluation.

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

While we may pursue an acquisition opportunity in any industry or sector and in any region, we intend to focus on industries that complement our management team’s background so we can capitalize on their ability to identify, acquire and support the operations of a successful business. Our initial business combination and value creation strategy will be to identify, acquire and, after our initial business combination, assist in the growth of an AI, pharmaceutical, or any other businesses in the United States that need for rapid innovation.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the AI, pharmaceutical, or any other industries that need for rapid innovation. We believe our management team’s knowledge, decades of experience and relationships can effect a positive transformation or augmentation of an existing business model through implementing proven business strategies within these industries. Our team is well positioned to originate attractive investment opportunities and has a history of executing various business transactions in multiple geographies and under varying economic and financial market conditions.

Our team identifies potential acquisition targets by leveraging existing relationships in combination with the market research data that aligns with the company’s strategic goals and priorities. Market size, growth potential, competition, and barriers to entry are all essential factors to consider as we identify the acquisition target. Our team intends to utilize an in-depth evaluation process of potential acquisition targets based on financial performance, strategic fit, and potential synergies as well as the company’s products, and services to ensure our target is aligned. Although there are many legal and regulatory considerations that companies must consider, we believe our sponsor’s expertise and track record will help mitigate these factors by proactively advising potential target companies on navigating these issues.

Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination with one or more target companies. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target or targets that do not meet these criteria and guidelines. We intend to acquire one or more target businesses with the following characteristics:

●	Proven industry leader: We will seek to acquire a business that is an industry leader that has demonstrated consistent top-line growth and/or is benefiting from secular tailwinds.

●	Defensible and established business models: We will seek to acquire a target with sustainable competitive advantages. Though many companies in our industries of interest likely experienced substantial challenges related to health pandemics, we seek companies with fundamentally sound business models that will recover well.

●	Multiple avenues for long-term growth: We intend to acquire a company that exhibits long-term growth prospects, with the potential to grow both organically and inorganically through acquisitions, and demonstrates the ability to drive growth through the enablement or scaling of technology.

●	Sustainable financial profile: We intend to target companies that generate stable free cash-flow and are not reliant on financial leverage to generate returns.

●	Compelling value proposition: We intend to acquire a fundamentally sound business that is underperforming its potential but presents a compelling value proposition relative to its peers that may result in an attractive risk-adjusted return for our shareholders.

●	Potential for add-on acquisitions: We actively consider target companies that would serve as a strong platform for post-closing add-on acquisitions. Given our extensive industry networks and collective experience, we believe we will have unique access to a large number of private assets operating in the AI, pharmaceutical, or any other sectors that need for rapid innovation. Such add-on acquisitions can expedite growth for the target and help to amplify returns for our shareholders.

●	Benefit from our unique capabilities: We seek to acquire a business that will benefit from and capitalize on our team’s unique operating expertise, extensive industry network and financing experience.

●	Qualified management team: We seek to acquire a business that allows our team to partner with proven and established management teams or business owners to achieve long-term strategic and operational excellence.

●	Benefit from being a public company: We intend to acquire a company at the point in its lifecycle at which going public, with the support of our highly experienced management team and access to our robust industry networks, is a natural next step and that will benefit from access to a public currency to accelerate growth.

●	Products and Services provided: Based on our team’s unique experience and skillset, we intend to source and evaluate companies focused on the AI, pharmaceutical, or any other sectors that need for rapid innovation.

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

Initial Business Combination

We will have up to 15 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of the IPO), subject to our sponsor depositing into the trust account $0.10 per public share outstanding in connection with each such extension. Our shareholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated memorandum and articles of association, in order to extend the period of time to consummate an initial business combination in such a manner, our sponsor, upon no less than five days’ advance notice prior to the deadline, must deposit $0.10 per public share outstanding in connection with each such extension into the trust account on or prior to the date of the deadline. On April 14, 2026, we filed a proxy statement on form DEF14A for an extraordinary general meeting on April 27, 2026, with a proposal to amend our Second Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) by adopting an amendment to the Existing Charter which reflects the extension of the date by which we must consummate a business combination (the “Combination Period”) up to twelve (12) times from April 29, 2026 (the “Termination Date”) to April 29, 2027, each by an additional one (1) month (each an “Extension”) for a total of 12 months after the Termination Date, assuming a Business Combination has not occurred, so long as our sponsor deposits the lessor of $300,000 or $0.04 per non redeemed public share for each one-month extension period into the Trust Account. There is no guarantee that our shareholders at the extraordinary general meeting will approve this proposal. Our sponsor is not obligated to extend the time for us to complete our initial business combination. In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds have been timely deposited. This structure is unlike the structure of similar blank check companies, which generally are only permitted to extend the time period to complete an initial business combination in connection with an amendment to their amended and restated memorandum and articles of association.

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

Facilities

We previously maintained our executive offices at 1 East Broward Boulevard, Suite 700, Fort Lauderdale, FL 33301. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate for office space, administrative and support services. We have ceased making the $10,000 per month fee as the agreement has been cancelled in March 2026. We currently maintain our executive offices at 420 Lexington Avenue, Suite 1402, New York, NY 10170. We consider our current office space adequate for our current operations.

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

ITEM 2. PROPERTIES.

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices were previously located at 1 East Broward Boulevard, Suite 700, Fort Lauderdale, FL 33301. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate for office space, administrative and support services. We have ceased making the $10,000 per month fee as the agreement has been cancelled in March 2026. Our current principal executive offices are located at 420 Lexington Avenue, Suite 1402, New York, NY 10170. We consider our current office space adequate for our current operations.

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

Holders

As of April 15, 2026, there were 33,717,143 ordinary shares (inclusive of ordinary shares included in our units) issued and outstanding, held by a total of 41 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of February 18, 2025, a total of $231,150,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and investments held in the trust account after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2025, we had net income of $5,940,643, which consisted of interest earned on cash and investments held in Trust Account of $8,756,656, offset by general and administrative costs of $2,816,013 which includes a share issuance expense of $1,996,000. The share issuance expense is a non-cash expense incurred as a result of an issuance of 200,000 ordinary shares to an investor of the sponsor for no consideration on March 11, 2025.

For the period from May 23, 2024 (inception) through December 31, 2024, we had a net loss of $279,845, which consisted of general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, we had cash of $6,137 and $1,351, respectively. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

On March 18, 2026, the managing member of the Sponsor, along with her spouse, entered into a sponsor standstill, non-voting and cooperation acknowledgement in which her acknowledged the Sponsor is unable to fulfill the financial and operation obligations typically associated with the sponsor role. They agreed to refrain from taking any actions with respect to the Company and to cooperate with the current management team on the transfer of founder shares and other securities held by the Sponsor when permissible.

On March 23, 2026, we issued an interim convertible note (the “Interim Note”) to BV Advisory Partners, LLC (the “Investor”) in the principal amount of $100,000 (the “Interim Loan”). The Interim Loan represents an initial loan towards a contemplated $500,000 financing (the “Financing”) pursuant to the Definitive Interim Investment and Sponsor Transition Agreement dated March 23, 2026 (the “Investment Agreement”) described below.

The Interim Note has a maturity date six months from the date of issuance, unless earlier converted or credited toward the definitive financing under the Investment Agreement and does not bear interest. Upon the consummation of initial business combination by us (a “Business Combination”), the outstanding principal amount of the Interim Loan may, at the option of the Investor, be converted into shares of the combined entity at a conversion price equal to a 35% discount to the market price of such shares at the time of conversion.

On March 23, 2026, we entered into the Investment Agreement with the Investor relating to a proposed financing transaction pursuant to which the Investor indicated its intent to provide financing to us through a convertible note investment, of which the Interim Loan represented the first tranche. Pursuant to the Investment Agreement, the aggregate amount to be loaned is $500,000. The second tranche of $200,000 will be made within 21 days with the remainder of the commitment on an as-needed basis. We also agreed to use commercially reasonable efforts to provide the Investor with not less than 40% of the economic benefit equivalent to sponsor-level economics. The Investor has the right but not the obligation to provide additional funding beyond the $500,000 commitment.

In connection with the Investment Agreement, the Investor has introduced to us a potential business combination opportunity involving an enterprise technology platform focused on artificial intelligence, machine learning, quantum analytics, and cybersecurity solutions, consistent with the business of Power Analytics Global Corporation.

Going Concern

As of December 31, 2025, the Company had $6,137 cash and a working capital deficit of $363,981. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. The Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025 or 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than to pay the sponsor $10,000 per month for office space, and administrative and support services pursuant to an administrative services agreement which has been cancelled in March 2026.

The underwriters were entitled to a cash underwriting discount of $0.05 per Unit, or 0.5% of the gross proceeds of the Initial Public Offering, or $1,150,000 in the aggregate, paid at the closing of the Initial Public Offering and the over-allotment close. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or 3.0% of the gross proceeds of the Initial Public Offering, or $6,900,000 in the aggregate, of which 25.0% will be adjusted net of redemptions (i.e., for purposes of calculating the deferred underwriting commission net of redemptions, 25.0% of the deferred underwriting commissions will determined by the dollar amount that is product of (i) 3.0% multiplied by the product of the number of unredeemed public shares, multiplied by $10.00 and (ii) 25.0%). The deferred fee becomes payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. In addition, we issued the underwriters 230,000 ordinary shares, denoted as representative shares.

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

Related Party Transactions

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

Administrative Support Agreement

The Company has entered into an administrative services agreement, effective on January 7, 2025, pursuant to which the Company has agreed to pay the sponsor or an affiliate $10,000 for office space, and administrative and support services. The Administrative Services Agreement was cancelled in March 2026. For the year ended December 31, 2025, the Company incurred $111,000 in administrative support fees and included in general and administrative costs on the statements of operations. As of December 31, 2025, $108,300 was recorded as a reduction in share subscription receivable on the balance sheets. For the period from May 23, 2024 (inception) through December 31, 2024, the agreement was not in effect and did not incur fees for these services.

Promissory Note — Related Party

On June 13, 2024, the sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the sponsor amended the Promissory Note to increase the amount the Company may borrow to $750,000. On December 5, 2024, the sponsor further amended the Promissory Note to increase the amount the Company may borrow to $1,850,000. The Promissory Note is non-interest bearing and was repaid in full in connection with the Company’s Initial Public Offering. During the period from May 23, 2024 (inception) through December 31, 2024, the Company received funds totaling approximately $1,700,000 from various investors on behalf of the sponsor. These monies represent advances paid to the sponsor for purchase of Founder Shares upon successful completion of the Initial Public Offering. The monies were received on behalf of the Sponsor and deposited into the Company’s bank account instead of the sponsor’s bank account. During the period from May 23, 2024 (inception) through December 31, 2024, the Company repaid approximately $1,200,000 of the balance due to the sponsor related to investments it had received on behalf of the sponsor, resulting in a balance of approximately $500,000 due to the sponsor, which is accounted for as part of the promissory note amount on the balance sheets. In conjunction with the Initial Public Offering $900,000 was repaid to the sponsor, $204,000 in deferred offering costs were paid by the sponsor and $94,574 in expenses were paid by the sponsor. As of December 31, 2025 and 2024, there was $0 and $662,324, respectively, outstanding under the Promissory Note. The Promissory Note is no longer available for drawdown as it was repaid in full and expired in connection with the Company’s Initial Public Offering.

Consulting Agreement

In connection with the appointment of Saleem Elmasri as Chief Financial Officer and principal financial and accounting officer of the Company on November 17, 2025, the Company entered into a master services agreement (the “Consulting Agreement”) with Titan Advisory Services LLC for the provision of such principal financial and accounting officer services by Mr. Elmasri. Under the terms of the Consulting Agreement, the Company will pay Titan Advisory Services LLC $42,000 per year, or $3,500 per month, for services rendered by Mr. Elmasri as Chief Financial Officer. For the year ended December 31, 2025, the Company did not record any amounts due under the Consulting Agreement and no amounts are recorded as outstanding. For the period from August 23, 2024 (inception) through December 31, 2024, we did not incur fees for these services as the agreement had not yet commenced.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the former CEO of the Company (the “Advisor”). The role of such advisor was to assist in the day-to-day transactions of the Company. The Company has not received advisory services from the Advisor since the departure of the former CEO and the arrangement is no longer active.

CFO Agreement

Effective July 1, 2024, the Company’s prior CFO had a consulting agreement with the Company (the “Prior CFO Agreement”). For the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024, the Company has incurred $22,764 and $11,600 of expense under the Prior CFO Agreement, respectively. As of December 31, 2025 and, 2024, $0 and $1,300 is included in accounts payable and accrued expenses on the balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no working capital loans were outstanding.

Amended and Restated Private Units Purchase Agreement and Subscription Promissory Note

Simultaneously with the closing of the Initial Public Offering, the Company has entered into an amended and restated private units purchase agreement with the sponsor, pursuant to which the sponsor agreed to purchase an aggregate of 400,000 Private Placement Units (or 430,000 Private Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Private Placement Unit ($4,000,000, or an aggregate of $4,300,000 if the underwriters’ over-allotment is exercised in full) from the Company in the private placement. Under the agreement, the sponsor agreed to provide the Company up to $1,100,000 in working capital loans under the subscription promissory note, which loans shall be converted into Private Placement Units, at the price of $10.00 per Unit. To the extent the amount of such loans is less than $1,100,000, the sponsor agreed that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit. In connection with the sponsor standstill, non-voting and cooperation acknowledgement, the sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the sponsor will not provide additional funding and the share subscription receivable. As of December 31, 2025, 45,092 ordinary shares represent the remaining unfunded principal amount of the Subscription Promissory Note. These shares are subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel, insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping, and a lack of a formal review and approval process for related party transactions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel, insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping, and a lack of a formal review and approval process for related party transactions.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process and formal review and approval process for related party transactions.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Roger Bendelac	69	Chief Executive Officer
Saleem Elmasri	40	Chief Financial Officer
Catherine Do	45	Director
G. Sridhar Prasad	62	Director
Myron W. Shulgan	79	Director

Roger Bendelac has served as our Chief Executive Officer since February 2026. Mr. Bendelac has over 30 years of experience in investment banking, capital markets, and corporate advisory services. Since 2015, Mr. Bendelac has also engaged in corporate advisory and investment activities through multiple advisory entities under his direction, providing services in capital formation, mergers and acquisitions, public company structuring, and cross-border transactions. Since September 2025, he has served as a consultant with Silverbear Inc., a corporate business consulting firm. He has also served as a director for Apex AI Solutions Limited, an artificial intelligence applications and technology company since September 2025. Since April 2023, Mr. Bendelac has served as secretary of RB Consulting Group Ltd. a corporate consulting firm. Starting in March, 2018, he was appointed and has continued to serve as a director for Opencap Global Inc. He is also currently a business consultant and has served as president and director of SP Associates Corp., a management consulting and corporate advisory services firm since March 2016.

Saleem Elmasri has served as our Chief Financial Officer since November 2025. Mr. Elmasri is a CPA and seasoned business professional with 20 years of experience in financial and management consulting. Mr. Elmasri began his career at PricewaterhouseCoopers (“PwC”) and worked on several of the firm’s Fortune 500 clients, primarily focused on the Life Sciences and Pharmaceutical industry. From PwC, he transitioned to lead advisory practices at boutique consulting firms, specializing in transaction and complex accounting advisory.

From September 2020 to the present, he has served as the Managing Partner at Titan Advisory Services LLC, a boutique advisory firm focused on providing collaborative and customized financial operations and CFO services to early-stage companies. From June 2019 to August 2020, he was Managing Director at DLA LLC. From March 2018 to June 2019, he worked as Senior Director for Pine Hill Group LLC, a boutique accounting and transaction advisory firm. From September 2007 to March 2018, Mr. Elmasri advanced through a series of progressively responsible roles, culminating in the position of Senior Manager for PricewaterhouseCoopers LLP, a Big-4 Accounting and Global Professional Services firm. Mr. Elmasri received B.S. degrees in Accounting and Finance from Rutgers University in 2007.

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

Our board of directors currently consists of three members.

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

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Catherine Do, G. Sridhar Prasad and Myron W. Shulgan is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are G. Sridhar Prasad and Myron W. Shulgan. Mr. Shulgan serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that our chief executive officer and chief financial officer did not file their form 3 timely.

ITEM 11. EXECUTIVE COMPENSATION.

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. We had an agreement to pay Drugs Made In America Acquisition LLC a total of $10,000 per month for office space, administrative and support services which has been cancelled in March 2026. We have not made any payments to the Sponsor under the agreement as of December 31, 2025. Our sponsor, its service providers, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred or such agreed-upon compensation as contracted in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

The following table is based on 33,717,143 ordinary shares outstanding (inclusive of shares included in outstanding units) outstanding as of the date of this annual report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of any rights, as these rights are not convertible into ordinary shares within 60 days of the date of this annual report on Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Roger Bendelac	0	-
Saleem Elmasri	0	-
Catherine Do	100,000	*
G. Sridhar Prasad	100,000	*
Myron W. Shulgan	100,000	*
All directors and executive officers as a group (5 individuals)	300,000	*
Drugs Made In America Acquisition LLC(2)	4,188,780	12.5%
Lynn Stockwell(2)	4,188,780	12.5%
Karpus Management, Inc. (3)	2,744,109	8.2%
First Trust Merger Arbitrage Fund (4)	1,781,724	5.3%
First Trust Capital Management L.P. (4)	2,066,702	6.2%
First Trust Capital Solutions L.P. (4)	2,066,702	6.2%
FTCS Sub GP LLC(4)	2,066,702	6.2%
Glazer Capital, LLC (5)	1,822,952	5.4%
Paul J. Glazer (5)	1,822,952	5.4%
Polar Asset Management Partners Inc. (6)	1,900,000	5.7%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Drugs Made In America Acquisition Corp., 420 Lexington Avenue, Suite 1402, New York, NY 10170.

(2)

Drugs Made In America Acquisition LLC, our sponsor, is the record holder of the shares reported herein. Lynn Stockwell is the managing member of the sponsor. Ms. Stockwell disclaims any beneficial ownership of the securities held by the sponsor, except to the extent of her pecuniary interest therein.

(3)	Based on information provided in a Schedule 13G filed by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”) on August 14, 2025. Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The shares are owned directly by the accounts managed by Karpus. The address of the principal office of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(4)	Based on information provided in a Schedule 13G filed jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”) on May 15, 2025. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including shares of the Company) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the Issuer’s Shares held in the Client Accounts. As of March 31, 2025, VARBX owned 1,781,724 shares of the outstanding shares of the Company. FTCM, FTCS and Sub GP collectively owned 2,066,702 shares of the outstanding shares of the Company. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the shares reported in the Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any shares of the Company for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(5)	Based on information provided in a Schedule 13G filed by (i) Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the shares of Common Stock (as defined in Item 2(d)) held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”); and (ii) Mr. Paul J. Glazer (“Mr. Glazer”), who serves as the Managing Member of Glazer Capital, with respect to the shares of Common Stock held by the Glazer Funds. The address of the business office of each of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)	Based on information provided in a Schedule 13G filed Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada on May 15, 2025, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The address of the reporting person is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.

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

We entered into an administrative services agreement pursuant to which we agreed to pay our sponsor $10,000 per month for office space, administrative and support services. This agreement has been cancelled in March 2026.

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

On June 13, 2024, the sponsor issued an unsecured promissory note to us, pursuant to which we may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the sponsor amended the promissory note to increase the amount we may borrow to $750,000. On December 5, 2024, the sponsor further amended the promissory note to increase the amount the Company may borrow to $1,850,000. As of December 31, 2025, we have borrowed $510,922 under such promissory note. The promissory note is non-interest bearing and will be due and payable upon the closing of our initial business combination or upon our dissolution, whichever occurs first. On January 29, 2025, we repaid the sponsor $900,000.

We expect to fund our working capital requirements prior to the time of our initial business combination with loans from our sponsor under the unsecured promissory note described above. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to our sponsor. As of December 31, 2025, no working capital loans were outstanding.

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

In connection with the change in management, Ms. Stockwell, as the Managing Member of the sponsor group, along with her spouse, entered into a sponsor standstill, non-voting and cooperation acknowledgement, in which they agreed to refrain from taking any actions with respect to the Company and to cooperate with the current management team on the transfer of founder shares and other securities held by the sponsor when permissible.

We have entered into a registration rights agreement with respect to the founder shares, Private Placement Units (and underlying securities) and units (and underlying securities) issued upon conversion of working capital loans (if any), which is described under Item 12.

On January 29, 2025, we issued a new unsecured subscription promissory note to the sponsor (the “Subscription Promissory Note”) in connection with the amended and restated units purchase agreement, pursuant to which we may borrow up to an aggregate principal amount of $1,100,000 working capital loans. The sponsor further agrees that such loans shall be converted into Private Placement Units, at the price of $10.00 per unit. To the extent the amount of such loans is less than $1,100,000, the sponsor acknowledges and agrees that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit. As a result of the sponsor standstill, non-voting and cooperation acknowledgement, the sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the sponsor will not provide additional funding under the Subscription Promissory Note. As of December 31, 2025, 45,092 ordinary shares represent the remaining unfunded principal amount of the Subscription Promissory Note. These shares are subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered.

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

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Catherine Do, G. Sridhar Prasad and Myron W. Shulgan is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP (“MaloneBailey”), acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. During the fiscal year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $137,910 and $151,880 for the services MaloneBailey performed in connection with the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K, respectively.

Audit-Related Fees. During the fiscal year ended through December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the fiscal year ended through December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the fiscal year ended through December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024	F-4
Statement of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024	F-5
Statement of Cash Flows for the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

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

Exhibit	Description
1.1	Underwriting Agreement, dated January 27, 2025, by and between the Company and Clear Street LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
4.4	Rights Agreement, dated January 7, 2025, by and between the Company and VStock Transfer, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
4.5*	Description of the Company’s securities.
10.1	Amended and Restated Promissory Note, dated as of December 5, 2024, issued to Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
10.2	Letter Agreement, dated January 7, 2025, by and among the Company, Drugs Made In America Acquisition LLC, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).

10.3	Investment Management Trust Agreement, dated January 7, 2025, by and among the Company, Wilmington Trust National Association and VStock Transfer, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.4	Registration Rights Agreement, dated January 7, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.5	Amended and Restated Private Units Subscription Agreement, dated January 27, 2025, by and between the Company and Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.6	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.7	Administrative Services Agreement, dated as of January 7, 2025, by and between the Company and Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.8	Note Conversion Agreement, dated as of January 29, 2025, by and between the Company and Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.9	Promissory Note, dated as of January 29, 2025, issued to Drugs Made In America Acquisition LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.10	Definitive Interim Investment and Sponsor Transition Agreement, dated as of March 23, 2026, by and between Drugs Made In America Acquisition Corp. and BV Advisory Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2026).
10.11	Interim Convertible Note, dated as of March 23, 2026, issued by Drugs Made In America Acquisition Corp. to BV Advisory Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2026).
10.12	Letter of Intent, dated as of April 7, 2026, by and between Drugs Made In America Acquisition Corp. and Power Analytics Global Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2026).
14	Form of Code of Conduct (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-281170) initially filed with the SEC on August 1, 2024).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2026	DRUGS MADE IN AMERICA ACQUISITION CORP.

	By:	/s/ Roger Bendelac
	Name:	Roger Bendelac
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger Bendelac	Chief Executive Officer	April 15, 2026
Roger Bendelac	(Principal Executive Officer)

/s/ Saleem Elmasri	Chief Financial Officer	April 15, 2026
Saleem Elmasri	(Principal Financial and Accounting Officer)

/s/ Catherine Do	Director	April 15, 2026
Catherine Do

/s/ G. Sridhar Prasad	Director	April 15, 2026
G. Sridhar Prasad

/s/ Myron W. Shulgan	Director	April 15, 2026
Myron W. Shulgan

DRUGS MADE IN AMERICA ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Drugs Made In America Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Drugs Made In America Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024

Houston, Texas

April 15, 2026

DRUGS MADE IN AMERICA ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$6,137	$1,351
Prepaid expenses and other current assets	6,054	3,640
Total current assets	12,191	4,991
Non-current assets
Cash and investments held in Trust Account	239,906,656	—
Deferred offering costs	—	545,833
Total non-current assets	239,906,656	545,833
TOTAL ASSETS	$239,918,847	$550,824

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$222,184	$77,280
Accrued offering costs	153,988	56,065
Promissory note – related party	—	662,324
Total current liabilities	376,172	795,669
Non-current liabilities
Deferred underwriting fee payable	6,900,000	—
Total non-current liabilities	6,900,000	—
Total Liabilities	7,276,172	795,669

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.43 and $0 per share as of December 31, 2025 and 2024, respectively	239,906,656	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 10,717,143 and 9,857,143 shares issued and outstanding, excluding 23,000,000 and 0 shares subject to redemption as of December 31, 2025 and 2024, respectively(1)	1,072	986
Additional paid-in capital	—	34,014
Accumulated deficit	(7,265,053)	(279,845)
Total Shareholders’ Deficit	(7,263,981)	(244,845)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$239,918,847	$550,824

(1)	Includes 45,092 ordinary shares subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time they are cancelled and surrendered. See Note 7.

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2025	For the period from May 23, 2024 (inception) through December 31, 2024
General and administrative costs(1)	$2,816,013	$279,845
Loss from operations	(2,816,013)	(279,845)

OTHER INCOME (EXPENSE)
Interest earned on cash and investments held in Trust Account	8,756,656	—
Total other income	8,756,656	—

NET INCOME (LOSS)	$5,940,643	$(279,845)

Weighted average redeemable ordinary shares outstanding – basic and diluted	21,008,219	—
Basic and diluted net income per redeemable ordinary share	$0.19	$—
Weighted average non-redeemable ordinary shares outstanding(2)(3)(4)	10,450,458	8,571,429
Basic net income (loss) per non-redeemable ordinary share	$0.19	$(0.03)
Weighted average non-redeemable ordinary shares outstanding(2)(3)(4)	10,631,116	8,571,429
Diluted net income (loss) per non-redeemable ordinary share	$0.19	$(0.03)

(1)	Includes $1,996,000 of share issuance expense related to the Company’s issuance of 200,000 ordinary shares for no consideration on March 11, 2025. See Note 7.
(2)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option were not exercised in full by the underwriters (Note 5). In February 2025, the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 6).
(3)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor held 9,857,143 ordinary shares. All share and per share data has been retrospectively presented.
(4)	Includes 45,092 ordinary shares subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time they are cancelled and surrendered. See Note 7.

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2025	9,857,143	$986	$—	$34,014	$(279,845)	$(244,845)

Sale of 430,000 Private Placement Units	430,000	43	(1,100,000)	4,299,957	—	3,200,000

Fair value of representative shares	230,000	23	—	—	—	23

Fair value of rights included in Public Units	—	—	—	3,424,700	—	3,424,700

Allocated value of transaction costs to redeemable shares	—	—	—	(147,830)	—	(147,830)

Expenses paid by the Sponsor	—	—	649,078	—	—	649,078

Ordinary share issuance for no consideration(1)	200,000	20	—	1,995,980	—	1,996,000

Share subscription receivable deemed uncollectible(2)	—	—	450,922	—	(450,922)	—

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	(9,606,821)	(12,474,929)	(22,081,750)

Net income	—	—	—	—	5,940,643	5,940,643

Balance – December 31, 2025	10,717,143	$1,072	$—	$—	$(7,265,053)	$(7,263,981)

(1)	On March 11, 2025, the Company issued 200,000 ordinary shares for no consideration. See Note 7.
(2)	Includes 45,092 ordinary shares subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time they are cancelled and surrendered. See Note 7.

FOR THE PERIOD FROM MAY 23, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — May 23, 2024 (Inception)	—	$—	$—	$—	$—	$—

Issuance of ordinary shares(1)(2)	9,857,143	986	—	34,014	—	35,000

Net loss	—	—	—	—	(279,845)	(279,845)

Balance – December 31, 2024	9,857,143	$986	$—	$34,014	$(279,845)	$(244,845)

(1)	Includes an aggregate of up to 1,285,714 ordinary shares subject to surrender and forfeiture if the over-allotment option were not exercised in full by the underwriters (Note 5). In February 2025, the over-allotment option was exercised by the underwriters and these shares are no longer subject to forfeiture (Note 6).
(2)	On November 6, 2024, the Sponsor surrendered and forfeited 12,503,968 ordinary shares to the Company for no consideration, following which the Sponsor held 9,857,143 ordinary shares. All share and per share data has been retrospectively presented.

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the period from May 23, 2024 (inception) through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$5,940,643	$(279,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note	141,976	30,300
Share issuance expense	1,996,000	—
Interest earned on cash and investments held in Trust Account	(8,756,656)	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,054)	—
Accounts payable and accrued expenses	144,904	77,280
Net cash used in operating activities	(539,187)	(172,265)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(231,150,000)	—
Net cash used in investing activities	(231,150,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	228,850,000	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	35,000
Proceeds from promissory note - related party	—	1,802,648
Proceeds from sale of Private Placement Units	3,200,000	—
Expenses paid by Sponsor under share subscription receivable	540,778	—
Repayment of promissory note - related party	(900,000)	(1,300,433)
Payment of offering costs	3,195	(363,599)
Net cash provided by financing activities	231,693,973	173,616

Net Change in Cash	4,786	1,351
Cash – Beginning of period	1,351	—
Cash – End of period	$6,137	$1,351

Supplemental disclosure of cash flow information:
Share subscription receivable	$1,100,000	$—
Offering costs included in equity	$848,201	$—
Offering costs included in accrued offering costs	$94,516	$56,065
Deferred offering costs paid through promissory note – related party	$204,000	$126,169
Accretion and remeasurement of redeemable ordinary shares to redemption value	$22,081,750	$—
Deferred underwriting fee payable	$6,900,000	$—
Offering costs paid via prepaid expense	$3,640	$—
Prepaid services contributed by Sponsor through promissory note – related party	$—	$3,640

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from May 23, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Drugs Made In America Acquisition LLC (the “Sponsor”), for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until December 31, 2025, the Sponsor has paid $649,078 in expenses on behalf of the Company (including $108,300 related to the administrative support agreement) and has since defaulted on the share subscription receivable (see Note 7), resulting in a share subscription receivable of $0 on the balance sheet. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000.

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

The initial shareholders and the Company’s officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares, private shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares, private shares and public shares held by them in connection with a shareholders’ vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and private shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement, to vote any shares held by them in favor of the initial Business Combination. Pursuant to the sponsor standstill, non-voting and cooperation acknowledgement entered into on March 19, 2026 (the “Standstill Acknowledgement”), the sole member of the Sponsor, along with her spouse, have agreed to not vote, direct the voting of, or otherwise exercise any voting rights with respect to any shares or securities of the Company held directly or indirectly with the Sponsor.

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

The Company will have until 15 months from the closing of the Initial Public Offering (April 29, 2026) to complete a Business Combination. However, if the Company is unable to complete the initial Business Combination within 15 months from the closing the Initial Public Offering, the time period to complete an initial Business Combination can be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial Business Combination) (the “Combination Period”), subject to the Sponsor depositing into the Trust Account $0.10 per public share outstanding in connection with each such extension. On April 14, 2026, the Company filed a proxy statement on form DEF14A for an extraordinary general meeting on April 27, 2026, with a proposal to amend our Second Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) by adopting an amendment to the Existing Charter which reflects the extension of the Combination Period up to twelve (12) times from April 29, 2026 (the “Termination Date”) to April 29, 2027, each by an additional one (1) month (each an “Extension”) for a total of 12 months after the Termination Date, assuming a Business Combination has not occurred, so long as the Company’s sponsor deposits the lessor of $300,000 or $0.04 per non redeemed public share for each one-month extension period into the Trust Account. There is no guarantee that the Company’s shareholders at the extraordinary general meeting will approve this proposal. If the Company is unable to consummate an initial business combination within the Combination Period then effective, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of December 31, 2025, the Company had $6,137 in cash and a working capital deficit of $363,981. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $6,137 and $1,351 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash and Investments Held in Trust Account

As of December 31, 2025 and 2024, cash and investments held in the Trust Account of $239,906,656 and $0, respectively, were held in money market funds which invest in U.S. Treasury securities. All of the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights (as defined below)) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of December 31, 2025, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2024, there were no shares subject to possible redemption. As of December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,000,000	$200,000,000
Less:
Proceeds allocated to Public Rights		(2,978,000)
Proceeds allocated to over-allotment option		(305,179)
Ordinary share issuance cost		(7,703,027)
Plus:
Gross proceeds from exercise of over-allotment option	3,000,000	30,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(446,700)
Ordinary share issuance cost from exercise of over-allotment option		(1,047,367)
Plus:
Exercise of over-allotment option		305,179
Plus:
Accretion and remeasurement of redeemable ordinary shares to redemption amount		22,081,750
Ordinary shares subject to possible redemption, December 31, 2025	23,000,000	$239,906,656

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since it was not exercised at the time of the Initial Public Offering.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the year ended December 31,		For the period from May 23, 2024 (inception) through December 31,
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,967,183	$1,973,460	$—	$(279,845)
Denominator:
Weighted-average shares outstanding	21,008,219	10,450,458	—	8,571,429
Basic net income (loss) per ordinary share	$0.19	$0.19	$—	$(0.03)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,944,531	$1,996,112	$—	$(279,845)
Denominator:
Weighted-average shares outstanding	21,008,219	10,631,116	—	8,571,429
Diluted net income (loss) per ordinary share	$0.19	$0.19	$—	$(0.03)

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until December 31, 2025, the Sponsor has paid $649,078 in expenses on behalf of the Company (including $108,300 related to the administrative support agreement) affecting the share subscription receivable on the balance sheet to $450,922. In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding, and the share subscription receivable has been reduced to $0 as of December 31, 2025 (see Note 7 and Note 10). Each Private Placement Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Administrative Support Agreement

The Company has entered into an administrative services agreement, effective on January 7, 2025, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. The Administrative Services Agreement was cancelled in March 2026 and the current CEO does not have an agreement in place for current office space, and administrative and support services. For the year ended December 31, 2025, the Company incurred $111,000 in administrative support fees and included in general and administrative costs on the statements of operations. As of December 31, 2025, $108,300 was recorded as a reduction in share subscription receivable on the balance sheets. For the period from May 23, 2024 (inception) through December 31, 2024, the agreement was not in effect and did not incur fees for these services.

Promissory Note — Related Party

On June 13, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the Sponsor amended the Promissory Note to increase the amount the Company may borrow to $750,000. On December 5, 2024, the Sponsor further amended the Promissory Note to increase the amount the Company may borrow to $1,850,000. The Promissory Note is non-interest bearing and was repaid in full in connection with the Company’s Initial Public Offering. During the period from May 23, 2024 (inception) through December 31, 2024, the Company received funds totaling approximately $1,700,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Founder Shares upon successful completion of the Initial Public Offering. The monies were received on behalf of the Sponsor and deposited into the Company’s bank account instead of the Sponsor’s bank account. During the period from May 23, 2024 (inception) through December 31, 2024, the Company repaid approximately $1,200,000 of the balance due to the Sponsor related to investments it had received on behalf of the Sponsor, resulting in a balance of approximately $500,000 due to the Sponsor, which is accounted for as part of the promissory note amount on the balance sheets. In conjunction with the Initial Public Offering $900,000 was repaid to the Sponsor, $204,000 in deferred offering costs were paid by the Sponsor and $94,574 in expenses were paid by the Sponsor. As of December 31, 2025 and 2024, there was $0 and $662,324, respectively, outstanding under the Promissory Note. The Promissory Note is no longer available for drawdown as it was repaid in full and expired in connection with the Company’s Initial Public Offering.

Consulting Agreement

In connection with the appointment of Saleem Elmasri as Chief Financial Officer and principal financial and accounting officer of the Company on November 17, 2025, the Company entered into a master services agreement (the “Consulting Agreement”) with Titan Advisory Services LLC for the provision of such principal financial and accounting officer services by Mr. Elmasri. Under the terms of the Consulting Agreement, the Company will pay Titan Advisory Services LLC $42,000 per year, or $3,500 per month, for services rendered by Mr. Elmasri as Chief Financial Officer. For the year ended December 31, 2025, the Company did not record any amounts due under the Consulting Agreement and no amounts are recorded as outstanding. For the period from August 23, 2024 (inception) through December 31, 2024, we did not incur fees for these services as the agreement had not yet commenced.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the former CEO of the Company (the “Advisor”). The role of such advisor was to assist in the day-to-day transactions of the Company. The Company has not received advisory services from the Advisor since the departure of the former CEO and the arrangement is no longer active.

CFO Agreement

Effective July 1, 2024, the Company’s prior CFO had a consulting agreement with the Company (the “Prior CFO Agreement”). For the year ended December 31, 2025 and for the period from May 23, 2024 (inception) through December 31, 2024, the Company has incurred $22,764 and $11,600 of expense under the Prior CFO Agreement, respectively. As of December 31, 2025 and, 2024, $0 and $1,300 is included in accounts payable and accrued expenses on the balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no working capital loans were outstanding.

Amended and Restated Private Units Purchase Agreement and Subscription Promissory Note

Simultaneously with the closing of the Initial Public Offering, the Company has entered into an amended and restated private units purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase an aggregate of 400,000 Private Placement Units (or 430,000 Private Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Private Placement Unit ($4,000,000, or an aggregate of $4,300,000 if the underwriters’ over-allotment is exercised in full) from the Company in the private placement. Under the agreement, the Sponsor agreed to provide the Company up to $1,100,000 in working capital loans under the subscription promissory note, which loans shall be converted into Private Placement Units, at the price of $10.00 per Unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor agreed that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit. In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding. As of December 31, 2025, 45,092 ordinary shares represent the remaining unfunded principal amount of the Subscription Promissory Note. These shares are subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered. (See Note 7 and Note 10)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

In addition to the Russia-Ukraine conflict, the U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Disruptions to critical maritime shipping routes have led major shipping companies and tanker operators to suspend or reroute operations, increasing transit times and freight costs and causing widespread supply chain disruptions. Insurance coverage for certain high-risk areas has become more costly or unavailable, and regional airspace closures have adversely affected commercial aviation. These developments have contributed to volatility in global commodity prices, including oil, and have resulted in declines in global equity markets and increased demand for safe-haven assets. The evolving conflict environment has also led to heightened sanctions enforcement and increased compliance risks in financial markets.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other geopolitical actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On March 11, 2025, the Company issued 200,000 ordinary shares to an investor of the Sponsor for no consideration. These shares were to be transferred from the ordinary shares held by the Sponsor. However, new ordinary shares were issued instead. As of December 31, 2025 and 2024, there are 10,717,143 and 9,857,143 ordinary shares issued and outstanding, excluding 23,000,000 and 0 share subject to redemption, respectively. Of the ordinary shares outstanding at December 31, 2024, an aggregate of up to 1,285,714 ordinary shares were subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares would equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and the representative shares and assuming Sponsor does not purchase any Public Shares in the Initial Public Offering). In February 2025 the over-allotment option was exercised in full by the underwriters and these shares are no longer subject to forfeiture.

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

In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding. As of December 31, 2025, 45,092 ordinary shares represent the remaining unfunded principal amount of the Subscription Promissory Note. These shares are subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered (see Note 10). As such, as of December 31, 2025, the share subscription receivable was $0.

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

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2025 and January 29, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value as of December 31, 2024.

	Level	December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$239,906,656

	Level	January 29, 2025
Assets:
Cash and investments held in Trust Account	1	$201,000,000
Liabilities:
Over-allotment option	3	$305,179
Equity:
Fair value of Public Rights for ordinary shares subject to possible redemption allocation	3	$2,978,000

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

Additionally, the Company recorded the fair value of 200,000 ordinary shares issued on March 11, 2025, which amounted to $1,996,000, or $9.98 per ordinary share. The fair value measurement is classified as a Level 1 measurement as the price per ordinary share is based on the value of the ordinary shares that are publicly traded. The fair value of such shares was recorded through the statement of operations as the ordinary shares were issued for no consideration and through equity.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes general and administrative expenses and interest earned on cash and investments held in Trust Account which are included in the accompanying statements of operations.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets and through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than those disclosed below.

Between the completion of the Affiliate’s initial public offering on September 26, 2025 and December 31, 2025, the Affiliate’s Sponsor withdrew an aggregate amount of $1,345,844 from the Affiliate’s Account. Of the aggregate Withdrawal amount, $325,000 was used to repay an outstanding Note to the Affiliate’s Sponsor and $208,731 was used to repay other offering costs and expenses to the Affiliate’s Sponsor. On February 12, 2026, after the Affiliate Board directed the Affiliate’s Sponsor to return the full balance due to the Affiliate, the Affiliate Board and the Affiliate’s CFO learned that Affiliate’s Sponsor would not be able to repay the balance due back to the Affiliate.

Based on the foregoing, on February 18, 2026, at the request of the Affiliate Board and the Board, Lynn Stockwell agreed to tender her resignation as Chief Executive Officer, Executive Chair of the Board and as a Board member of the Affiliate and as Chief Executive Officer, Executive Chair of the Board and as a Board member of the Company. The Board received notification of Ms. Stockwell’s resignation on February 28, 2026 and such resignation was effective upon receipt. The Board accepted Ms. Stockwell’s resignation and Ms. Stockwell was removed as Chief Executive Officer, Executive Chair of the Board and as a member of the Board.

As a result of the above conduct by the Affiliate’s Sponsor and Ms. Stockwell, the Board adopted resolutions taking the following actions:

1.	On February 28, 2026, Ms. Stockwell was removed as the Company’s Chief Executive Officer, Executive Chair of the Board and as a member of the Board; and

2.	On February 28, 2026, Roger Bendelac was appointed to the position of Chief Executive Officer of the Company to be effective as of the date of Ms. Stockwell’s resignation as the Company’s Chief Executive Officer.

In connection with the change in management, Ms. Stockwell, as the Managing Member of the sponsor group, along with her husband, entered into the Standstill Acknowledgement in which they agreed to refrain from taking any actions with respect to the Company and to cooperate with the current management team on the transfer of founder shares and other securities held by the sponsor when permissible. Pursuant to the Standstill Acknowledgement, Ms. Stockwell and her spouse acknowledged that the Sponsor is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding under the Subscription Promissory Note in place with the Company (see Notes 5 and 7).

On March 23, 2026, the Company issued an interim convertible note (the “Interim Note”) to BV Advisory Partners, LLC (the “Investor”) in the principal amount of $100,000 (the “Interim Loan”). The Interim Loan represents an initial loan towards a contemplated $500,000 financing (the “Financing”) pursuant to the Definitive Interim Investment and Sponsor Transition Agreement dated March 23, 2026 (the “Investment Agreement”) described below. The total amount outstanding under the Interim Note is $100,000.

The Interim Note has a maturity date six months from the date of issuance, unless earlier converted or credited toward the definitive financing under the Investment Agreement and does not bear interest. Upon the consummation of initial business combination by the Company (a “Business Combination”), the outstanding principal amount of the Interim Loan may, at the option of the Investor, be converted into shares of the combined entity at a conversion price equal to a 35% discount to the market price of such shares at the time of conversion.

On March 23, 2026, the Company entered into the Definitive Interim Investment and Sponsor Transition Agreement, (the “Investment Agreement”) with the Investor relating to a proposed financing transaction pursuant to which the Investor indicated its intent to provide financing to the Company through a convertible note investment, of which the Interim Loan represented the first tranche. Pursuant to the Investment Agreement, the aggregate amount to be loaned is $500,000. The second tranche of $200,000 will be made within 21 days with the remainder of the commitment on an as-needed basis. The Company also agreed to use commercially reasonable efforts to provide the Investor with not less than 40% of the economic benefit equivalent to sponsor-level economics. The Investor has the right but not the obligation to provide additional funding beyond the $500,000 commitment.

In connection with the Investment Agreement, the Investor has introduced to the Company a potential business combination opportunity involving an enterprise technology platform focused on artificial intelligence, machine learning, quantum analytics, and cybersecurity solutions, consistent with the business of Power Analytics Global Corporation.

The Company has commenced preliminary due diligence with respect to this potential opportunity. On April 7, 2026, the Company entered into a letter of intent (the “LOI”) with Power Analytics Global Corp., a Delaware corporation (the “Target”) for a de-SPAC transaction resulting in Target becoming a public company. The terms of the transaction are subject to further negotiation and execution of a business combination agreement although it is anticipated that the valuation for Target will be approximately $1.0 billion, subject to adjustment based on due diligence, capital structure, net debt, working capital and market conditions. As of the date of this report, no definitive agreement has been executed, and there can be no assurance that any business combination will result from this evaluation.