Form 10-Q
period 2026-03-31
Drugs Made In America Acquisition Corp.
filed 2026-05-14
CIK 2028614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
(Address of principal executive offices, including zip code)

(646) 726-7074
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

As of May 14, 2026, there were 24,276,913 ordinary shares outstanding (inclusive of shares included in outstanding units).

DRUGS MADE IN AMERICA ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$14,887	$6,137
Prepaid expenses and other current assets	—	6,054
Total current assets	14,887	12,191
Non-current assets
Cash and investments held in Trust Account	242,020,416	239,906,656
Total non-current assets	242,020,416	239,906,656
TOTAL ASSETS	$242,035,303	$239,918,847

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$238,181	$222,184
Accrued offering costs	153,988	153,988
Promissory note	100,000	—
Total current liabilities	492,169	376,172
Non-current liabilities
Deferred underwriting fee payable	6,900,000	6,900,000
Total non-current liabilities	6,900,000	6,900,000
Total Liabilities	7,392,169	7,276,172

Commitments and Contingencies (Note 7)

Ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.52 and $10.43 per share as of March 31, 2026, and December 31, 2025, respectively.	242,020,416	239,906,656

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 10,717,143 shares issued and outstanding, excluding 23,000,000 shares subject to redemption as of March 31, 2026 and December 31, 2025, respectively (1)	1,072	1,072
Additional paid-in capital	—	—
Accumulated deficit	(7,378,354)	(7,265,053)
Total Shareholders’ Deficit	(7,377,282)	(7,263,981)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$242,035,303	$239,918,847

(1)	Includes 45,092 ordinary shares subject to cancellation and surrender as a result of Sponsor default on the share subscription receivable. The ordinary shares are issued and outstanding as of March 31, 2026 and December 31, 2025 and are pending cancellation and surrender. See note 8.

The accompanying notes are an integral part of these unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Operating Expenses:
General and administrative costs	$143,301	$330,925
Loss from operations	(143,301)	(330,925)

OTHER INCOME
Interest earned on cash and investments held in Trust Account	2,113,760	1,585,468
Total other income	2,113,760	1,585,468

NET INCOME	$1,970,459	$1,254,543

Weighted average redeemable ordinary shares outstanding – basic and diluted	23,000,000	15,177,778
Basic and diluted net income per redeemable ordinary share	$0.06	$0.05
Weighted average non-redeemable ordinary shares outstanding - basic(1)	10,717,143	9,612,762
Basic net income per non-redeemable ordinary share	$0.06	$0.05
Weighted average non-redeemable ordinary shares outstanding – diluted(1)	10,717,143	10,330,476
Diluted net income per non-redeemable ordinary share	$0.06	$0.05

(1)	Includes 45,092 ordinary shares subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time they are cancelled and surrendered. See Note 8.

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2026(1)	10,717,143	$1,072	$—	$—	$(7,265,053)	$(7,263,981)

Capital contribution for cancellation of administrative support fee	—	—	—	30,000	—	30,000

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	(30,000)	(2,083,760)	(2,113,760)

Net income	—	—	—	—	1,970,459	1,970,459

Balance – March 31, 2026(1)	10,717,143	$1,072	$—	$—	$(7,378,354)	$(7,377,282)

(1)	Includes 45,092 ordinary shares subject to cancellation and surrender as a result of Sponsor default on the share subscription receivable. The ordinary shares are issued and outstanding as of March 31, 2026 and December 31, 2025 and are pending cancellation and surrender. See Note 8.

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2025	9,857,143	$986	$—	$34,014	$(279,845)	$(244,845)

Sale of 430,000 Private Placement Units	430,000	43	(1,100,000)	4,299,957	—	3,200,000

Fair value of representative shares	230,000	23	—	—	—	23

Fair value of rights included in Public Units	—	—	—	3,424,700	—	3,424,700

Allocated value of transaction costs to redeemable shares	—	—	—	(147,830)	—	(147,830)

Expenses paid by the Sponsor	—	—	247,621	—	—	247,621

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	(7,610,841)	(7,299,721)	(14,910,562)

Net income	—	—	—	—	1,254,543	1,254,543

Balance – March 31, 2025	10,517,143	$1,052	$(852,379)	$—	$(6,325,023)	$(7,176,350)

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income	$1,970,459	$1,254,543
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through promissory note	—	94,574
Capital contribution for cancellation of administrative support fee	30,000	—
Interest earned on cash and investments held in Trust Account	(2,113,760)	(1,585,468)
Changes in operating assets and liabilities:
Prepaid expenses	6,054	(70,096)
Accounts payable and accrued expenses	15,997	55,203
Net cash used in operating activities	(91,250)	(251,244)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from promissory note	100,000	—
Proceeds from sale of Units, net of underwriting discounts paid	—	228,850,000
Proceeds from sale of Private Placement Units	—	3,200,000
Expenses paid by Sponsor under share subscription receivable	—	247,621
Repayment of promissory note - related party	—	(900,000)
Payment of offering costs	—	3,195
Net cash provided by financing activities	100,000	231,400,816

Net Change in Cash	8,750	(428)
Cash – Beginning of period	6,137	1,351
Cash – End of period	$14,887	$923

Supplemental disclosure of cash flow information:
Share subscription receivable	$—	$1,100,000
Offering costs included in equity	$—	$848,201
Offering costs included in accrued offering costs	$—	$94,516
Deferred offering costs paid through promissory note – related party	$—	$204,000
Deferred underwriting fee payable	$—	$6,900,000
Accretion and remeasurement of redeemable ordinary shares to redemption value	$2,113,759	$14,910,562

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 23, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Drugs Made In America Acquisition LLC (the “Sponsor”), for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until March 31, 2026, the Sponsor has paid $649,078 in expenses on behalf of the Company (including $108,300 related to the administrative support agreement) and has since defaulted on the share subscription receivable (see Note 8), resulting in a share subscription receivable of $0 on the balance sheet. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000.

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

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Company would have until 15 months from the closing of the Initial Public Offering (April 29, 2026) to complete a Business Combination. On April 27, 2026, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), which approved a proposal to amend its Second Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) by adopting an amendment to the Existing Charter which reflects the extension of the Combination Period up to twelve (12) times from April 29, 2026 (the “Termination Date”) to April 29, 2027, each by an additional one (1) month (each an “Extension”) for a total of 12 months after the Termination Date, assuming a Business Combination has not occurred, so long as the Company’s sponsor deposits the lessor of $300,000 or $0.04 per non redeemed public share for each one-month extension period into the Trust Account. If the Company is unable to consummate an initial business combination within the Combination Period then effective, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the shareholders’ vote at the Extension Meeting on April 27, 2026, holders of 9,440,230 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $99,336,017 (approximately $10.52 per share) were removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 24,276,913 ordinary shares outstanding.

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

Going Concern Consideration

As of March 31, 2026 and December 31, 2025, the Company had $14,887 and $6,137 in cash, respectively, and a working capital deficit of $477,282 and $363,981, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $14,887 and $6,137 in cash and no cash equivalents as of March 31, 2026, and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, cash and investments held in the Trust Account of $242,020,416 and $239,906,656, respectively, were held in money market funds which invest in U.S. Treasury securities. All the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights (as defined below)) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of March 31, 2026, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital and accumulated deficit. As of March 31, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,000,000	$200,000,000
Less:
Proceeds allocated to Public Rights		(2,978,000)
Proceeds allocated to over-allotment option		(305,179)
Ordinary share issuance cost		(7,703,027)
Plus:
Gross proceeds from exercise of over-allotment option	3,000,000	30,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(446,700)
Ordinary share issuance cost from exercise of over-allotment option		(1,047,367)
Plus:
Exercise of over-allotment option		305,179
Plus:
Accretion and remeasurement of redeemable ordinary shares to redemption amount		22,081,750
Ordinary shares subject to possible redemption, December 31, 2025	23,000,000	$239,906,656
Accretion and remeasurement of redeemable ordinary shares to redemption amount		2,113,760
Ordinary shares subject to possible redemption, March 31, 2026	23,000,000	$242,020,416

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$1,344,140	$626,319
Denominator:
Weighted-average shares outstanding	23,000,000	10,717,143
Basic net income per ordinary share	$0.06	$0.06

Diluted net income per share:
Numerator:
Allocation of net income	$1,344,140	$626,319
Denominator:
Weighted-average shares outstanding	23,000,000	10,717,143
Diluted net income per ordinary share	$0.06	$0.06

	For the Three Months Ended March 31, 2025
	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$768,082	$486,461
Denominator:
Weighted-average shares outstanding	15,177,778	9,612,762
Basic net income per ordinary share	$0.05	$0.05

Diluted net income per share:
Numerator:
Allocation of net income	$746,471	$508,072
Denominator:
Weighted-average shares outstanding	15,177,778	10,330,476
Diluted net income per ordinary share	$0.05	$0.05

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until March 31, 2026, the Sponsor has paid $649,078 in expenses on behalf of the Company (including $108,300 related to the administrative support agreement) affecting the share subscription receivable on the balance sheet to $450,922. In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding, and the share subscription receivable has been reduced to $0 as of March 31, 2026 (see Note 8 and Note 11). Each Private Placement Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Administrative Support Agreement

The Company has entered into an administrative services agreement, effective on January 7, 2025, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. The Administrative Services Agreement was cancelled in March of 2026, and the current CEO does not have an agreement in place for current office space, and administrative and support services. For the three months ended March 31, 2026, the Company incurred $30,000 in administrative support fees included in general and administrative costs on the statements of operations. The $30,000 outstanding at the time of cancellation of the Administrative Services Agreement was recorded as a capital contribution in lieu of cash payment to the Sponsor, resulting in no amounts outstanding as of March 31, 2026. For the three months ended March 31, 2025, the Company incurred $21,000 in administrative support fees included in general and administrative costs on the statements of operations.

Promissory Note — Related Party

On June 13, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the Sponsor amended the Promissory Note to increase the amount the Company may borrow to $750,000. On December 5, 2024, the Sponsor further amended the Promissory Note to increase the amount the Company may borrow to $1,850,000. The Promissory Note is non-interest bearing and was repaid in full in connection with the Company’s Initial Public Offering. During the period from May 23, 2024 (inception) through December 31, 2024, the Company received funds totaling approximately $1,700,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Founder Shares upon successful completion of the Initial Public Offering. The monies were received on behalf of the Sponsor and deposited into the Company’s bank account instead of the Sponsor’s bank account. During the period from May 23, 2024 (inception) through December 31, 2024, the Company repaid approximately $1,200,000 of the balance due to the Sponsor related to investments it had received on behalf of the Sponsor, resulting in a balance of approximately $500,000 due to the Sponsor, which is accounted for as part of the promissory note amount on the balance sheets. In conjunction with the Initial Public Offering $900,000 was repaid to the Sponsor, $204,000 in deferred offering costs were paid by the Sponsor and $94,574 in expenses were paid by the Sponsor. As of March 31, 2026 and December 31, 2025, there were no outstanding under the promissory note from the related party. The Promissory Note is no longer available for drawdown as it was repaid in full and expired in connection with the Company’s Initial Public Offering.

Consulting Agreement

In connection with the appointment of Saleem Elmasri as Chief Financial Officer and principal financial and accounting officer of the Company on November 17, 2025, the Company entered into a master services agreement (the “Consulting Agreement”) with Titan Advisory Services LLC for the provision of such principal financial and accounting officer services by Mr. Elmasri. The Consulting Agreement included a Statement of Work (the “SoW”), pursuant to which the Company will pay Titan Advisory Services LLC $3,500 per month, for services rendered by Mr. Elmasri as Chief Financial Officer. The Company will also grant, or the Company’s former CEO shall transfer, 100,000 ordinary shares of the Company to Mr. Elmasri.

For the three months ended March 31, 2026, the Company recorded $17,500 under the Consulting Agreement and paid $6,014, resulting in $11,486 outstanding as of March 31, 2026. For the three months ended March 31, 2025, the Company did not incur fees for these services as the agreement had not yet commenced.

On April 22, 2026, the Company entered into an updated Statement of Work (the “Updated SoW”). See Note 11.

CEO Compensation Agreement

On April 22, 2026, the Company entered into a compensation agreement (the “CEO Compensation Agreement”) with Aleutian Equity Holdings LLC, an affiliate of Roger E. Bendelac, the Company’s Chief Executive Officer. See Note 11.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no working capital loans were outstanding.

Amended and Restated Private Units Purchase Agreement and Subscription Promissory Note

Simultaneously with the closing of the Initial Public Offering, the Company has entered into an amended and restated private units purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase an aggregate of 400,000 Private Placement Units (or 430,000 Private Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Private Placement Unit ($4,000,000, or an aggregate of $4,300,000 if the underwriters’ over-allotment is exercised in full) from the Company in the private placement. Under the agreement, the Sponsor agreed to provide the Company up to $1,100,000 in working capital loans under the subscription promissory note, which loans shall be converted into Private Placement Units, at the price of $10.00 per Unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor agreed that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit. In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding. As of March 31, 2026, 45,092 ordinary shares represent the remaining unfunded principal amount of the Subscription Promissory Note. These shares are subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered. See Note 8.

NOTE 6 – PROMISSORY NOTE & SPONSOR TRANSITION AGREEMENT

On March 23, 2026, the Company issued an interim convertible note (the “Interim Note”) to BV Advisory Partners, LLC (the “Investor”) in the principal amount of $100,000 (the “Interim Loan”). The Interim Loan represents an initial loan towards a contemplated $500,000 financing (the “Financing”) pursuant to the Definitive Interim Investment and Sponsor Transition Agreement dated March 23, 2026 (the “Investment Agreement”) described below. As of March 31, 2026, there was $100,000 outstanding under the Interim Note.

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

On March 23, 2026, the Company entered into the Definitive Interim Investment and Sponsor Transition Agreement, (the “Investment Agreement”) with the Investor relating to a proposed financing transaction pursuant to which the Investor indicated its intent to provide financing to the Company through a convertible note investment, of which the Interim Loan represented the first tranche. Pursuant to the Investment Agreement, the aggregate amount to be loaned is $500,000. The second tranche of $200,000 will be made within 21 days with the remainder of the commitment on an as-needed basis. The Company also agreed to use commercially reasonable efforts to provide the Investor with not less than 40% of the economic benefit equivalent to sponsor-level economics. The Investor has the right but not the obligation to provide additional funding beyond the $500,000 commitment. As of March 31, 2026, the Investor has not received the economic benefit equivalent to sponsor-level economics in any amount and has not funded the second tranche of $200,000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On March 11, 2025, the Company issued 200,000 ordinary shares to an investor of the Sponsor for no consideration. These shares were to be transferred from the ordinary shares held by the Sponsor. However, new ordinary shares were issued instead. As of March 31, 2026 and December 31, 2025, there are 10,717,143 ordinary shares issued and outstanding, excluding 23,000,000 shares subject to redemption, respectively. Of the ordinary shares outstanding at December 31, 2025 an aggregate of up to 45,092 ordinary shares were subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered.

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

In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding. As of March 31, 2026, 45,092 ordinary shares represent the remaining unfunded principal amount of the Subscription Promissory Note. These shares are subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered. As such, as of March 31, 2026 and December 31, 2025, the share subscription receivable was $0.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company’s financial instruments that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
March 31, 2026
Assets:
Cash and investments held in Trust Account	1	$242,020,416
December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$239,906,656

NOTE 10 — SEGMENT INFORMATION

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets and through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than those disclosed below.

On April 7, 2026, the Company entered into a letter of intent (the “LOI”) with Power Analytics Global Corp., a Delaware corporation (“PAGC”) for a de-SPAC transaction resulting in PAGC becoming a public company. The terms of the transaction were subject to further negotiation and execution of a business combination agreement.

On April 22, 2026, the Company entered into the Updated SoW which increased the number of ordinary shares Mr. Elmasri is entitled to receive from 100,000 to 175,000 ordinary shares, which shall be earned upon execution of a definitive agreement and are to be issued at the closing of the Company’s initial business combination, within ten days thereafter. Mr. Elmasri’s compensation to be paid by the Company remains unchanged.

On April 22, 2026, the Company entered into the CEO Compensation Agreement with Aleutian Equity Holdings LLC, an affiliate of Roger E. Bendelac, the Company’s Chief Executive Officer. Pursuant to the CEO Compensation Agreement, Mr. Bendelac (i) is entitled to compensation of $4,500 per month, of which $2,500 is payable currently and up to $2,000 may be deferred based on the Company’s cash flow and (ii) as designated recipient, is entitled to receive 250,000 ordinary shares of the Company which shall be earned upon execution of a definitive agreement and are to be issued at the closing of the Company’s initial business combination, within ten (10) days thereafter.

On April 27, 2026, the Company held the Extension Meeting, which approved a proposal to amend its Existing Charter by adopting an amendment to the Existing Charter which reflects the extension of the Combination Period up to twelve (12) times from April 29, 2026, the Termination Date, to April 29, 2027, each by an additional one (1) month, each an Extension, for a total of 12 months after the Termination Date, assuming a Business Combination has not occurred, so long as the Company’s sponsor deposits the lessor of $300,000 or $0.04 per non redeemed public share for each one-month extension period into the Trust Account. The Company’s sponsor deposited $300,000 into the Trust Account on May 13, 2026.

In connection with the shareholders’ vote at the Extension Meeting, holders of 9,440,230 ordinary shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. As a result, $99,336,017 (approximately $10.52 per share) were removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 24,276,913 ordinary shares outstanding.

On April 29, 2026, the Company entered into a Definitive Merger Agreement (the “Merger Agreement”) with PAGC. The Merger Agreement provides for a business combination pursuant to which PAGC will merge with and into the Company (or a wholly-owned subsidiary of the Company, as may be mutually agreed by the parties), with the surviving entity continuing as the Company’s combined operating business following the closing (the “Merger”). Following the consummation of the Merger, the surviving entity is intended to operate as a publicly traded company on The Nasdaq Stock Market LLC.

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

We would have up to 15 months to consummate an initial business combination (April 29, 2026) from the closing of the IPO (which may be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of the IPO), subject to the sponsor depositing into the trust account $0.10 per public share outstanding in connection with each such extension). On April 27, 2026, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), which approved a proposal to amend its Second Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) by adopting an amendment to the Existing Charter which reflects the extension of the Combination Period up to twelve (12) times from April 29, 2026 (the “Termination Date”) to April 29, 2027, each by an additional one (1) month (each an “Extension”) for a total of 12 months after the Termination Date, assuming a Business Combination has not occurred, so long as the Company’s sponsor deposits the lessor of $300,000 or $0.04 per non redeemed public share for each one-month extension period into the Trust Account. In connection with the shareholders’ vote at the Extension Meeting, holders of 9,440,230 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $99,336,016.67 (approximately $10.52 per share) were removed from the Trust Account to pay such holders. Following the aforementioned Redemption, the Company has 24,276,913 ordinary shares outstanding. On May 13, 2026, the Company’s sponsor deposited $300,000 into the Trust Account.

On April 29, 2026, the Company entered into a Definitive Merger Agreement (the “Merger Agreement”) with PAGC. The Merger Agreement provides for a business combination pursuant to which PAGC will merge with and into the Company (or a wholly-owned subsidiary of the Company, as may be mutually agreed by the parties), with the surviving entity continuing as the Company’s combined operating business following the closing (the “Merger”). Following the consummation of the Merger, the surviving entity is intended to operate as a publicly traded company on The Nasdaq Stock Market LLC.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 23, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,970,459, which consists of interest earned on cash and investments held in the trust account of $2,113,760, offset by general and administrative costs of $143,301.

For the three months ended March 31, 2025, we had a net income of $1,254,543, which consists of interest earned on cash and investments held in the trust account of $1,585,468, offset by general and administrative costs of $330,925.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025 we had cash of $14,887 and $6,137. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel, insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping, and a lack of a formal review and approval process for related party transactions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	DRUGS MADE IN AMERICA ACQUISITION CORP.

	By:	/s/ Roger Bendelac
		Name:	Roger Bendelac
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Saleem Elmasri
		Name:	Saleem Elmasri
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)