Form 10-Q
period 2026-06-30
Drugs Made In America Acquisition Corp.
filed 2026-08-14
CIK 2028614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 24,276,913 ordinary shares outstanding (inclusive of shares included in outstanding units).

DRUGS MADE IN AMERICA ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$20,280	$6,137
Prepaid expenses and other current assets	48,904	6,054
Total current assets	69,184	12,191
Non-current assets
Cash and investments held in Trust Account	146,834,251	239,906,656
Total non-current assets	146,834,251	239,906,656
TOTAL ASSETS	$146,903,435	$239,918,847

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$254,412	$222,184
Accrued offering costs	78,988	153,988
Extension Advance Note	600,000	—
Interim Note	350,000	—
Share redemptions payable	1,661,224	—
Total current liabilities	2,944,624	376,172
Non-current liabilities
Deferred underwriting fee payable	6,192,000	6,900,000
Total non-current liabilities	6,192,000	6,900,000
Total Liabilities	9,136,624	7,276,172

Commitments and Contingencies (Note 7)

Ordinary shares subject to possible redemption, 13,559,770 and 23,000,000 shares as of June 30, 2026 and December 31, 2025, respectively, at redemption value of $10.71 and $10.43 per share, respectively	145,173,027	239,906,656

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 10,717,143(1) shares issued and outstanding, excluding 13,559,770 and 23,000,000 shares subject to redemption as of June 30, 2026 and December 31, 2025, respectively	1,072	1,072
Additional paid-in capital	—	—
Accumulated deficit	(7,407,288)	(7,265,053)
Total Shareholders’ Deficit	(7,406,216)	(7,263,981)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$146,903,435	$239,918,847

(1)	Includes 45,092 ordinary shares subject to cancellation and surrender as a result of Sponsor default on the share subscription receivable. The ordinary shares are issued and outstanding as of June 30, 2026 and December 31, 2025 and are pending cancellation and surrender. See Note 8.

The accompanying notes are an integral part of these unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating Expenses:
General and administrative costs	$136,934	$131,919	$280,235	$462,844
Loss from operations	(136,934)	(131,919)	(280,235)	(462,844)

OTHER INCOME
Interest earned on cash and investments held in Trust Account	1,863,831	2,420,498	3,977,591	4,005,966
Total other income	1,863,831	2,420,498	3,977,591	4,005,966

NET INCOME	$1,726,897	$2,288,579	$3,697,356	$3,543,122

Weighted average redeemable ordinary shares outstanding - basic and diluted	20,095,314	23,000,000	21,539,633	19,110,497
Basic and diluted net income (loss) per redeemable ordinary share	$0.06	$0.07	$0.11	$0.12
Weighted average non-redeemable ordinary shares outstanding – basic(1)	10,717,143	10,517,143	10,717,143	10,067,451
Basic net income (loss) per non-redeemable ordinary share	$0.06	$0.07	$0.11	$0.12
Weighted average non-redeemable ordinary shares outstanding – diluted(1)	10,717,143	10,517,143	10,717,143	10,424,325
Diluted net income (loss) per non-redeemable ordinary share	$0.06	$0.07	$0.11	$0.12

(1)	Includes 45,092 ordinary shares subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time they are cancelled and surrendered. See Note 8.

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2026	10,717,143	$1,072	$—	$—	$(7,265,053)	$(7,263,981)

Capital contribution for cancellation of administrative support fee	—	—	—	30,000	—	30,000

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	(30,000)	(2,083,760)	(2,113,760)

Net income	—	—	—	—	1,970,459	1,970,459

Balance – March 31, 2026	10,717,143	1,072	—	—	(7,378,354)	(7,377,282)

Reduction to deferred underwriting fee payable from redemption of Class A ordinary shares(1)	—	—	—	—	708,000	708,000

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	—	(2,463,831)	(2,463,831)

Net income	—	—	—	—	1,726,897	1,726,897

Balance - June 30, 2026(2)	10,717,143	$1,072	$—	—	$(7,407,288)	$(7,406,216)

(1)	As a result of the redemption of Class A ordinary shares, the deferred underwriting fee payable was reduced in accordance with the Underwriting Agreement. See Note 7.
(2)	Includes 45,092 ordinary shares subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time they are cancelled and surrendered. See Note 8.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 1, 2025	9,857,143	$986	$—	$34,014	$(279,845)	$(244,845)

Sale of 430,000 Private Placement Units	430,000	43	(1,100,000)	4,299,957	—	3,200,000

Fair value of representative shares	230,000	23	—	—	—	23

Fair value of rights included in Public Units	—	—	—	3,424,700	—	3,424,700

Allocated value of transaction costs to redeemable shares	—	—	—	(147,830)	—	(147,830)

Expenses paid by the Sponsor	—	—	247,621	—	—	247,621

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	(7,610,841)	(7,299,721)	(14,910,562)

Net income	—	—	—	—	1,254,543	1,254,543

Balance – March 31, 2025	10,517,143	1,052	(852,379)	—	(6,325,023)	(7,176,350)

Expenses paid by the Sponsor	—	—	156,554	—	—	156,554

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	—	(2,420,498)	(2,420,498)

Net income	—	—	—	—	2,288,579	2,288,579

Balance – June 30, 2025	10,517,143	$1,052	$(695,825)	—	$(6,456,942)	$(7,151,715)

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$3,697,356	$3,543,122
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through promissory note	—	83,676
Capital contribution for cancellation of administrative support fee	30,000	—
Interest earned on cash and investments held in Trust Account	(3,977,591)	(4,005,966)
Changes in operating assets and liabilities:
Prepaid expenses	(42,850)	(48,904)
Accounts payable and accrued expenses	(42,772)	70,173
Net cash used in operating activities	(335,857)	(357,899)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(600,000)	(231,150,000)
Proceeds from redemptions of cash in Trust Account	99,311,220	—
Net cash provided by (used in) investing activities	98,711,220	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from Interim Note	350,000	—
Payment to Ordinary Shareholders for redemptions	(99,311,220)	—
Extension deposits	600,000	—
Proceeds from sale of Units, net of underwriting discounts paid	—	228,850,000
Proceeds from sale of Private Placement Units	—	3,200,000
Expenses paid by Sponsor under share subscription receivable	—	354,175
Repayment of promissory note - related party	—	(900,000)
Payment of offering costs	—	3,195
Net cash (used in) provided by financing activities	(98,361,220)	231,507,370

Net Change in Cash	14,143	(529)
Cash – Beginning of period	6,137	1,351
Cash – End of period	$20,280	$822

Supplemental disclosure of cash flow information:
Cash returned to Trust Account for share redemptions payable	$1,661,224	$—
Share subscription receivable	$—	$1,100,000
Deferred offering costs paid through promissory note–related party	$75,000	$204,000
Accretion for Class A ordinary shares to redemption amount	$4,577,591	$17,331,060
Offering costs included in equity	$—	$848,201
Offering costs included in accrued offering costs	$—	$94,516
Deferred underwriting fee payable	$—	$6,900,000
Offering costs paid via prepaid expense	$—	$3,640
Reduction to deferred underwriting fee payable from redemption of Class A ordinary shares	$708,000	$—

The accompanying notes are an integral part of the unaudited financial statements

DRUGS MADE IN AMERICA ACQUISITION CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 23, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Drugs Made In America Acquisition LLC (the “Sponsor”), for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until June 30, 2026, the Sponsor has paid $649,078 in expenses on behalf of the Company (including $108,300 related to the administrative support agreement) and has since defaulted on the share subscription receivable (see Note 8), resulting in a share subscription receivable of $0 on the balance sheet. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000.

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

Transaction costs amounted to $8,898,201 consisting of $1,150,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $848,201 of other offering costs. As of June 30, 2026, the deferred underwriting fee payable has been reduced to $6,192,000 (see Note 7).

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

The Company would have until 15 months from the closing of the Initial Public Offering (April 29, 2026) to complete a Business Combination. On April 27, 2026, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), which approved a proposal to amend its Second Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) by adopting an amendment to the Existing Charter which reflects the extension of the Combination Period up to twelve (12) times from April 29, 2026 (the “Termination Date”) to April 29, 2027, each by an additional one (1) month (each an “Extension”) for a total of 12 months after the Termination Date, assuming a Business Combination has not occurred, so long as the Company deposits the lessor of $300,000 or $0.04 per non redeemed public share for each one-month extension period into the Trust Account. As of June 30, 2026, the Company has exercised two (2) extensions, with BV Advisory Partners, LLC (the “Investor”) depositing an aggregate of $600,000 into the Trust Account on behalf of the Company. If the Company is unable to consummate an initial business combination within the Combination Period then effective, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the shareholders’ vote at the Extension Meeting on April 27, 2026, holders of 9,440,230 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $99,311,220 (approximately $10.52 per share) were removed from the Trust Account to pay such holders. $1,661,224 of amounts paid to one shareholder was returned to the Trust Account, resulting in a $1,661,224 share redemptions payable balance as of June 30, 2026, representing the amount that will be repaid to the shareholder in full. Following the aforementioned Redemption, the Company has 24,276,913 ordinary shares outstanding.

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

Going Concern Consideration

As of June 30, 2026 and December 31, 2025, the Company had $20,280 and $6,137 in cash, respectively, and a working capital deficit of $2,875,440 and $363,981, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $20,280 and $6,137 in cash and no cash equivalents as of June 30, 2026, and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, cash and investments held in the Trust Account of $146,834,251 and $239,906,656, respectively, were held in money market funds which invest in U.S. Treasury securities. All the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights (as defined below)) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital and accumulated deficit. As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	20,000,000	$200,000,000
Less:
Proceeds allocated to Public Rights		(2,978,000)
Proceeds allocated to over-allotment option		(305,179)
Ordinary share issuance cost		(7,703,027)
Plus:
Gross proceeds from exercise of over-allotment option	3,000,000	30,000,000
Less:
Proceeds allocated to Public Rights from exercise of over-allotment option		(446,700)
Ordinary share issuance cost from exercise of over-allotment option		(1,047,367)
Plus:
Exercise of over-allotment option		305,179
Plus:
Accretion and remeasurement of redeemable ordinary shares to redemption amount		22,081,750
Ordinary shares subject to possible redemption, December 31, 2025	23,000,000	$239,906,656
Accretion and remeasurement of redeemable ordinary shares to redemption amount		2,113,760
Ordinary shares subject to possible redemption, March 31, 2026	23,000,000	$242,020,416
Accretion and remeasurement for redeemable ordinary shares to redemption amount		1,863,831
Redemption of Ordinary shares by shareholders	(9,440,230)	(99,311,220)
Extension Deposits		600,000
Ordinary shares subject to possible redemption, June 30, 2026	13,559,770	$145,173,027

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026
	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$1,126,250	$600,647
Denominator:
Weighted-average shares outstanding	20,095,314	10,717,143
Basic net income per ordinary share	$0.06	$0.06

Diluted net income per share:
Numerator:
Allocation of net income	$1,126,250	$600,647
Denominator:
Weighted-average shares outstanding	20,095,314	10,717,143
Diluted net income per ordinary share	$0.06	$0.06

	For the Three Months Ended June 30, 2025
	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$1,570,460	$718,119
Denominator:
Weighted-average shares outstanding	23,000,000	10,517,143
Basic net income per ordinary share	$0.07	$0.07

Diluted net income per share:
Numerator:
Allocation of net income	$1,570,460	$718,119
Denominator:
Weighted-average shares outstanding	23,000,000	10,517,143
Diluted net income per ordinary share	$0.07	$0.07

	For the Six Months Ended June 30, 2026
	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$2,468,929	$1,228,427
Denominator:
Weighted-average shares outstanding	21,539,633	10,717,143
Basic net income per ordinary share	$0.11	$0.11

Diluted net income per share:
Numerator:
Allocation of net income	$2,468,929	$1,228,427
Denominator:
Weighted-average shares outstanding	21,539,633	10,717,143
Diluted net income per ordinary share	$0.11	$0.11

	For the Six Months Ended June 30, 2025
	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$2,320,616	$1,222,506
Denominator:
Weighted-average shares outstanding	19,110,497	10,067,451
Basic net income per ordinary share	$0.12	$0.12

Diluted net income per share:
Numerator:
Allocation of net income	$2,292,576	$1,250,456
Denominator:
Weighted-average shares outstanding	19,110,497	10,424,325
Diluted net income per ordinary share	$0.12	$0.12

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025 issued ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU-2025-01”). ASU 2024-03 and ASU 2025-01 require public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and ASU 2025-01.

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or debt extinguishments. The amendments introduce a preexisting contract approach for evaluating whether induced conversion accounting is appropriate and provide additional guidance regarding the form and amount of consideration transferred in an inducement offer. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

In April 2026, the FASB issued Accounting Standards Update 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified preferred Stock”, which provides authoritative guidance on how an issuer should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal year reporting periods. Early adoption is permitted in an interim or fiscal year reporting period in which financial statements have not yet been issued or made available for issuance. The Company does not believe ASU 2026-01 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event the Company issues preference shares.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, for $4,000,000, of which $1,100,000 was not received and included as share subscription receivable. Since the Initial Public Offering until June 30, 2026, the Sponsor has paid $649,078 in expenses on behalf of the Company (including $108,300 related to the administrative support agreement) affecting the share subscription receivable on the balance sheet to $450,922. In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding, and the share subscription receivable has been reduced to $0 as of June 30, 2026 (see Note 8). Each Private Placement Unit consists of one ordinary share and one right to receive one-eighth (1/8) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units are added to the net proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the sale of the over-allotment option Units on February 18, 2025, the Sponsor purchased an additional 30,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, generating additional gross proceeds of $300,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Administrative Support Agreement

The Company has entered into an administrative services agreement, effective on January 7, 2025, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. The Administrative Services Agreement was cancelled in March of 2026, and the current CEO does not have an agreement in place for current office space, and administrative and support services. For the three and six months ended June 30, 2026, the Company incurred $0 and $30,000 in administrative support fees included in general and administrative costs on the statements of operations, respectively. For the three and six months ended June 30, 2025, the Company incurred $30,000 and $51,000 in administrative support fees included in general and administrative costs on the unaudited statements of operations, respectively. The $30,000 outstanding at the time of cancellation of the Administrative Services Agreement was recorded as a capital contribution in lieu of cash payment to the Sponsor, resulting in no amounts outstanding as of June 30, 2026.

Promissory Note — Related Party

On June 13, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. On November 21, 2024, the Sponsor amended the Promissory Note to increase the amount the Company may borrow to $750,000. On December 5, 2024, the Sponsor further amended the Promissory Note to increase the amount the Company may borrow to $1,850,000. The Promissory Note is non-interest bearing and was repaid in full in connection with the Company’s Initial Public Offering. During the period from May 23, 2024 (inception) through December 31, 2024, the Company received funds totaling approximately $1,700,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Founder Shares upon successful completion of the Initial Public Offering. The monies were received on behalf of the Sponsor and deposited into the Company’s bank account instead of the Sponsor’s bank account. During the period from May 23, 2024 (inception) through December 31, 2024, the Company repaid approximately $1,200,000 of the balance due to the Sponsor related to investments it had received on behalf of the Sponsor, resulting in a balance of approximately $500,000 due to the Sponsor, which is accounted for as part of the promissory note amount on the balance sheets. In conjunction with the Initial Public Offering $900,000 was repaid to the Sponsor, $204,000 in deferred offering costs were paid by the Sponsor and $94,574 in expenses were paid by the Sponsor. As of June 30, 2026 and December 31, 2025, there were no outstanding under the promissory note from the related party. The Promissory Note is no longer available for drawdown as it was repaid in full and expired in connection with the Company’s Initial Public Offering.

Consulting Agreement

In connection with the appointment of Saleem Elmasri as Chief Financial Officer and principal financial and accounting officer of the Company on November 17, 2025, the Company entered into a master services agreement (the “Consulting Agreement”) with Titan Advisory Services LLC for the provision of such principal financial and accounting officer services by Mr. Elmasri. The Consulting Agreement included a Statement of Work (the “SoW”), pursuant to which the Company will pay Titan Advisory Services LLC $3,500 per month, for services rendered by Mr. Elmasri as Chief Financial Officer. The Company will also grant, or the Company’s former CEO shall transfer 100,000 ordinary shares of the Company to Mr. Elmasri.

For the three and six months ended June 30, 2026, the Company incurred $10,500 and $28,000 (including $7,000 in catch-up amounts retroactively applied for November and December 2025) under the Consulting Agreement and paid $17,500 during the six months ended June 30, 2026, resulting in $10,500 outstanding as of June 30, 2026 recorded to accrued expenses on the unaudited balance sheets.

On April 22, 2026, the Company entered into an updated Statement of Work (the “Updated SoW”) which increased the number of ordinary shares that Mr. Elmasri is entitled to receive from 100,000 to 175,000, which shall be earned upon execution of a definitive agreement and are to be issued at the closing of the Company’s initial business combination, within ten days thereafter. Mr. Elmasri’s compensation to be paid by the Company remains unchanged.

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

For the three and six months ended June 30, 2026, the Company recorded $18,000 under the Consulting Agreement and paid $13,500, resulting in $4,500 outstanding as of June 30, 2026 recorded to accrued expenses on the unaudited balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no working capital loans were outstanding.

Amended and Restated Private Units Purchase Agreement and Subscription Promissory Note

Simultaneously with the closing of the Initial Public Offering, the Company has entered into an amended and restated private units purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase an aggregate of 400,000 Private Placement Units (or 430,000 Private Placement Units if the underwriters’ over-allotment is exercised in full) at a price of $10.00 per Private Placement Unit ($4,000,000, or an aggregate of $4,300,000 if the underwriters’ over-allotment is exercised in full) from the Company in the private placement. Under the agreement, the Sponsor agreed to provide the Company up to $1,100,000 in working capital loans under the subscription promissory note, which loans shall be converted into Private Placement Units, at the price of $10.00 per Unit. To the extent the amount of such loans is less than $1,100,000, the Sponsor agreed that it (or, if applicable, it and any transferees of Private Placement Units) shall surrender for cancellation any and all rights to up to an aggregate of 110,000 Private Placement Units at $10.00 per unit. In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding. As of June 30, 2026, 45,092 ordinary shares represent the remaining unfunded principal amount of the Subscription Promissory Note. These shares are subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered. See Note 8.

NOTE 6 — PROMISSORY NOTE, SPONSOR TRANSITION AGREEMENT & EXTENSION ADVANCE NOTE

On March 23, 2026, the Company issued an interim convertible note (the “Interim Note”) to the Investor in the principal amount of $100,000 (the “Interim Loan”). The Interim Loan represents an initial loan towards a contemplated $500,000 financing (the “Financing”) pursuant to the Definitive Interim Investment and Sponsor Transition Agreement dated March 23, 2026 (the “Investment Agreement”) described below. As of June 30, 2026, there was $350,000 outstanding under the Interim Note.

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

On March 23, 2026, the Company entered into the Definitive Interim Investment and Sponsor Transition Agreement, (the “Investment Agreement”) with the Investor relating to a proposed financing transaction pursuant to which the Investor indicated its intent to provide financing to the Company through a convertible note investment, of which the Interim Loan represented the first tranche. Pursuant to the Investment Agreement, the aggregate amount to be loaned is $500,000. The second tranche of $200,000 will be made within 21 days with the remainder of the commitment on an as-needed basis. The Company also agreed to use commercially reasonable efforts to provide the Investor with not less than 40% of the economic benefit equivalent to sponsor-level economics. The Investor has the right but not the obligation to provide additional funding beyond the $500,000 commitment. As of June 30, 2026, the Investor has not received the economic benefit equivalent to sponsor-level economics in any amount.

The Company and the Investor have entered into extension advance notes (the “Extension Advance Notes”) pursuant to which the Investor’s extension deposits, which is the lessor of $300,000 or $0.04 per non-redeemed public share, are repayable to the Investor at or following the closing of the Company’s business combination. In lieu of reimbursement, the Investor may elect, in its sole discretion and by written notice given at or prior to the closing, to convert the principal amount of the Extension Advance Notes into ordinary shares of the post-combination company at a price per share equal to the Reference Price, as defined in Omnibus Amendment No. 3 to the Merger Agreement and as it may be amended.

The Extension Advance Notes are issued in respect of extension funding provided under the Investment, under which the Investor has the right, but not the obligation, to provide additional financing including extension funding. Amounts advanced under the Extension Advance Notes are additional to, and shall not be credited against, the Investor’s commitment of up to $500,000 under the Investment Agreement, which is separately evidenced by the Interim Convertible Notes.

The Investor has made two deposits of $300,000, or $600,000 in the aggregate, during the three and six months ended June 30, 2026, resulting in an Extension Advance Notes balance of $600,000 as of June 30, 2026.

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

The underwriters were entitled to a cash underwriting discount of $0.05 per Unit, or 0.5% of the gross proceeds of the Initial Public Offering, or $1,000,000 in the aggregate (or up to $1,150,000 if the over-allotment option is exercised in full), paid at the closing of the Initial Public Offering and the $150,000 was paid on the closing of the over-allotment option. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or 3.0% of the gross proceeds of the Initial Public Offering, or $6,900,000 in the aggregate, of which 25.0% will be adjusted net of redemptions (i.e., for purposes of calculating the deferred underwriting commission net of redemptions, 25.0% of the deferred underwriting commissions will determined by the dollar amount that is product of (i) 3.0% multiplied by the product of the number of unredeemed public shares, multiplied by $10.00 and (ii) 25.0%). In connection with the Redemption, the deferred underwriting fee was reduced, pursuant to the above calculation, by $708,000. As such, as of June 30, 2026 and December 31, 2025, the deferred underwriting fee payable was $6,192,000 and $6,900,000, respectively. The deferred fee becomes payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company agreed to issue the underwriters 230,000 ordinary shares, denoted as representative shares.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. On March 11, 2025, the Company issued 200,000 ordinary shares to an investor of the Sponsor for no consideration. These shares were to be transferred from the ordinary shares held by the Sponsor. However, new ordinary shares were issued instead. As of June 30, 2026 and December 31, 2025, there are 10,717,143 ordinary shares issued and outstanding, excluding 13,559,770 and 23,000,000 shares subject to redemption, respectively. Of the ordinary shares outstanding at June 30, 2026 and December 31, 2025 an aggregate of up to 45,092 ordinary shares were subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered.

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

In connection with the Standstill Acknowledgement, the Sponsor acknowledged it is unable to fulfill the financial and operational obligations typically associated with the sponsor role, including providing working capital. As such, the Sponsor will not provide additional funding. As of June 30, 2026, 45,092 ordinary shares represent the remaining unfunded principal amount of the Subscription Promissory Note. These shares are subject to cancellation and surrender provisions as a result of the Sponsor defaulting on the share subscription receivable. The ordinary shares are presented as issued and outstanding until such time the shares are cancelled or surrendered. As such, as of June 30, 2026 and December 31, 2025, the share subscription receivable was $0.

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

The following tables present information about the Company’s financial instruments that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
June 30, 2026
Assets:
Cash and investments held in Trust Account	1	$146,834,251
December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$239,906,656

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

On July 14, 2026, the Boards of Directors of the Company and PAGC approved a third amendment to the Merger Agreement.

On July 27, 2026, the Investor deposited $300,000 into the Trust Account to extend the Company by one (1) month. Accordingly, the deposit was recorded against the Extension Advance Notes, resulting in a balance of $900,000.

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

Following the closing of the IPO, a total of $231,150,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders (the “trust account”) established by VStock Transfer, LLC, our transfer agent and maintained by Wilmington Trust, National Association acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

We would have up to 15 months to consummate an initial business combination (April 29, 2026) from the closing of the IPO (which may be extended without shareholder approval up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination from the closing of the IPO), subject to the Company depositing into the trust account $0.10 per public share outstanding in connection with each such extension). On April 27, 2026, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”), which approved a proposal to amend its Second Amended and Restated Memorandum and Articles of Association (the “Existing Charter”) by adopting an amendment to the Existing Charter which reflects the extension of the Combination Period up to twelve (12) times from April 29, 2026 (the “Termination Date”) to April 29, 2027, each by an additional one (1) month (each an “Extension”) for a total of 12 months after the Termination Date, assuming a Business Combination has not occurred, so long as the Company deposits the lessor of $300,000 or $0.04 per non redeemed public share for each one-month extension period into the Trust Account. In connection with the shareholders’ vote at the Extension Meeting, holders of 9,440,230 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $99,311,220 (approximately $10.52 per share) were removed from the Trust Account to pay such holders. $1,661,224 of amounts paid to one shareholder was returned to the Trust Account, resulting in a $1,661,224 share redemptions payable balance as of June 30, 2026, representing the amount that will be repaid to the shareholder in full. Following the aforementioned Redemption, the Company has 24,276,913 ordinary shares outstanding. On May 13, 2026 and June 24, 2026, BV Advisory Partners, LLC (the “Investor”) deposited $300,000 into the Trust Account. On July 27, 2026, the Investor deposited $300,000 into the Trust Account to extend the Company by one (1) month. Accordingly, the deposit was recorded against the Extension Advance Notes, resulting in a balance of $900,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 23, 2024 (inception) through June 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had a net income of $1,726,897 and $3,697,356, respectively which consists of interest earned on cash and investments held in the trust account of $1,863,831 and $3,977,591, offset by general and administrative costs of $136,934 and $280,235, respectively.

For the three and six months ended June 30, 2025, we had a net income of $2,288,579 and $3,543,122, respectively which consists of interest earned on cash and investments held in the trust account of $2,420,498 and $4,005,966, offset by general and administrative costs of $131,919 and $462,844, respectively.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025 we had cash of $20,280 and $6,137. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

We incurred $8,898,201 of transaction costs, consisting of $1,150,000 of cash underwriting fees, $6,900,000 of deferred underwriting fees, and $848,201 of other offering costs. As of June 30, 2026, the deferred underwriting fee payable has been reduced to $6,192,000.

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

The Company and the Investor have entered into extension advance notes (the “Extension Advance Notes”) pursuant to which the Investor’s extension deposits, which is the lessor of $300,000 or $0.04 per non-redeemed public share, are repayable to the Investor at or following the closing of the Company’s business combination. In lieu of reimbursement, the Investor may elect, in its sole discretion and by written notice given at or prior to the closing, to convert the principal amount of the Extension Advance Notes into ordinary shares of the post-combination company at a price per share equal to the Reference Price, as defined in Omnibus Amendment No. 3 to the Merger Agreement and as it may be amended.

The Extension Advance Notes are issued in respect of extension funding provided under the Investment, under which the Investor has the right, but not the obligation, to provide additional financing including extension funding. Amounts advanced under the Extension Advance Notes are additional to, and shall not be credited against, the Investor’s commitment of up to $500,000 under the Investment Agreement, which is separately evidenced by the Interim Convertible Notes.

The Investor has made two deposits of $300,000, or $600,000 in the aggregate, during the three and six months ended June 30, 2026, resulting in an Extension Advance Notes balance of $600,000 as of June 30, 2026.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than to pay the sponsor $10,000 per month for office space, and administrative and support services pursuant to an administrative services agreement which has been cancelled in March 2026.

The underwriters were entitled to a cash underwriting discount of $0.05 per Unit, or 0.5% of the gross proceeds of the Initial Public Offering, or $1,150,000 in the aggregate, paid at the closing of the Initial Public Offering and the over-allotment option closing. In addition, the underwriters are entitled to a deferred fee of $0.30 per Unit, or 3.0% of the gross proceeds of the Initial Public Offering, or $6,900,000 in the aggregate, of which 25.0% will be adjusted net of redemptions (i.e., for purposes of calculating the deferred underwriting commission net of redemptions, 25.0% of the deferred underwriting commissions will determined by the dollar amount that is product of (i) 3.0% multiplied by the product of the number of unredeemed public shares, multiplied by $10.00 and (ii) 25.0%). In connection with the Redemption, the deferred underwriting fee was reduced, pursuant to the above calculation, by $708,000. As such, as of June 30, 2026 and December 31, 2025, the deferred underwriting fee payable was $6,192,000 and $6,900,000, respectively. The deferred fee becomes payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. In addition, we agreed to issue the underwriters 200,000 ordinary shares (or up to 230,000 ordinary shares if the over-allotment option is exercised in full), denoted as representative shares.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel, insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping, and a lack of a formal review and approval process for related party transactions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	DRUGS MADE IN AMERICA ACQUISITION CORP.

	By:	/s/ Roger Bendelac
		Name:	Roger Bendelac
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Saleem Elmasri
		Name:	Saleem Elmasri
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)